Form 10-Q
period 2018-03-31
Spirit MTA REIT
filed 2018-06-21
CIK 1722992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-38414
___________________________________________________________
SPIRIT MTA REIT
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	82-6712510
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2727 North Harwood Street, Suite 300 Dallas, Texas 75201	(972) 476-1409
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
As of June 19, 2018, there were 42,851,010 commons shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE
This quarterly report of Spirit MTA REIT (the “Company” or “SMTA”) includes the financial information of both the Company, as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018, and the Company’s predecessor entities (the “Predecessor Entities”), as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. The Predecessor Entities were owned and operated by Spirit Realty Capital, Inc. (“Spirit”), and were contributed to the Company pursuant to the Spin-Off (as defined below). The Predecessor Entities were not operated by Spirit as stand-alone businesses.
On May 31, 2018, the distribution date, Spirit completed the previously announced spin-off (the “Spin-Off”) of all of the properties leased to Shopko, the assets that collateralize Master Trust 2014 and certain other assets into an independent, publicly traded REIT, SMTA. On the distribution date, Spirit distributed on a pro rata basis one common share of SMTA for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date.
The financial statements of the Company and Predecessor Entities covered in this report present the financial condition of the Company and Predecessor Entities prior to consummation of the Spin-Off. Therefore, the discussion of the Company and Predecessor Entities’ results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company.

GLOSSARY

AFFO	Adjusted Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
CMBS	Commercial mortgage-backed securities
Contractual Rent
Monthly contractual cash rent, excluding percentage rents, from properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period

CPI	Consumer Price Index
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect the Company's share of EBITDAre of unconsolidated real estate ventures.

FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs.
Manager	Spirit Realty, L.P., a wholly-owned subsidiary of Spirit
Master Trust 2014
The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time

NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
Predecessor Entities	The legal entities comprised of Master Trust 2014, the Shopko Entities, the Sporting Goods Entities and two additional legal entities
Properties	Owned properties and mortgage loans receivable secured by properties
Property Management and Servicing Agreement
Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made
S&P	Standard & Poor’s Rating Services

Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Shopko Entities	Three legal entities that own properties primarily leased to Shopko
SMTA	Spirit MTA REIT
Spirit	Spirit Realty Capital, Inc.
Sporting Goods Entities	One legal entity which owns a single distribution center property leased to a sporting goods tenant and its general partner entity
U.S.	United States of America
Vacant	Owned properties that are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA
REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its Predecessor Entities.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit MTA REIT
Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash	$8,643	$10,000
Total assets	$8,643	$10,000
Shareholder’s equity
Common shares, $0.01 par value, 750,000,000 shares authorized: 10,000 issued and outstanding	$100	$100
Capital in excess of par value	9,900	9,900
Accumulated deficit	(1,357)	—
Total shareholder’s equity	$8,643	$10,000
See accompanying notes.

Spirit MTA REIT
Statement of Operations and Comprehensive Loss
(Unaudited)

Three Months Ended March 31,
2018
Expenses:
General and administrative	$1,357
Net loss and comprehensive loss	$(1,357)

Net loss per share	$(0.14)
Weighted average shares of common stock outstanding (basic and diluted)	10,000
See accompanying notes.

Spirit MTA REIT
Statement of Changes in Shareholder’s Equity
(Unaudited)

	Shares	Par Value	Capital in Excess of Par	Accumulated Deficit	Total Equity
Balances, December 31, 2017	10,000	$100	$9,900	$—	$10,000
Net loss and comprehensive loss	—	—	—	(1,357)	(1,357)
Balances, March 31, 2018	10,000	$100	$9,900	$(1,357)	$8,643
See accompanying notes.

Spirit MTA REIT
Statement of Cash Flows
(Unaudited)

Three Months Ended March 31,
2018
Operating activities
Net loss	$(1,357)
Net cash used in operating activities	(1,357)

Net decrease in cash	(1,357)
Cash, beginning of period	10,000
Cash, end of period	$8,643
See accompanying notes.

Spirit MTA REIT
Notes to Financial Statements
(Unaudited)

Note 1. Organization
Spirit MTA REIT (“SMTA”), a Maryland real estate investment trust, was formed and capitalized on November 15, 2017 as a wholly owned subsidiary of Spirit Realty Capital, Inc. (“Spirit”). SMTA was formed for the purpose of receiving, via contribution from Spirit, (i) an asset-backed securitization trust established in 2005 and amended and restated in 2014, comprised of six legal entities, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans (“Master Trust 2014”), (ii) three legal entities (“Shopko Entities”) that own properties primarily leased to Specialty Retail Shops Holding Corp. and its subsidiaries, (iii) one legal entity that owns a single distribution center property leased to a sporting goods tenant and its general partner entity (“Sporting Goods Entities”), and (iv) two legal entities that own four unencumbered properties (collectively with Master Trust 2014, the Shopko Entities, and the Sporting Goods Entities, the “Predecessor Entities”).
On May 31, 2018, Spirit completed the spin-off by means of a pro-rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date (“Spin-Off”). As of March 31, 2018, SMTA had not conducted any business as a separate company and SMTA had no material assets or liabilities. Following the Spin-Off, SMTA expects to operate as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended.
As of March 31, 2018, SMTA expected to own approximately 790 assets in Master Trust 2014, 95 assets in the Shopko Entities and 15 other assets, collectively with an approximate net book value of $2.8 billion. SMTA will be managed by Spirit Realty, L.P. under an Asset Management Agreement.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying balance sheets include all of the accounts of SMTA as of March 31, 2018 and December 31, 2017, prepared in accordance with GAAP in the U.S. The Company has no assets other than cash. Bank fees on cash are presented as general and administrative expenses on the statement of operations and comprehensive loss and are recognized when fees are paid.
Cash
Cash includes cash on hand or held in banks.
Note 3. Shareholder’s Equity
SMTA has been capitalized with the issuance of 10,000 common shares of beneficial interest ($0.01 par value per share) for a total of $10,000.
 Note 4. Preferred Shares
SMTA has 20,000,000 authorized preferred shares ($0.01 par value per share). As of March 31, 2018, there were no preferred shares issued and outstanding.
Note 5. Subsequent Events
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one common share of SMTA for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 common shares of SMTA were issued on May 31, 2018.
Prior to the Spin-Off, but subsequent to March 31, 2018, Spirit transferred to SMTA the legal entities that hold the Predecessor Entities' assets and liabilities, as well as newly formed legal entities that hold ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million.
In conjunction with the Spin-Off, SMTA issued to Spirit Realty, L.P. and one of its affiliates, both wholly-owned subsidiaries of Spirit, 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. A newly formed, wholly-owned subsidiary of SMTA also issued 18% Series A preferred shares with an aggregate liquidation preference of $5.0 million to a third-party entity. The $5.0 million in cash received was distributed to Spirit prior to the Spin-Off.

Predecessor Entities
Combined Balance Sheets
(Unaudited, In Thousands)

	March 31, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$958,585	$973,231
Buildings and improvements	1,656,579	1,658,023
Total real estate investments	2,615,164	2,631,254
Less: accumulated depreciation	(565,118)	(557,948)
	2,050,046	2,073,306
Loans receivable, net	30,105	32,307
Intangible lease assets, net	97,790	102,262
Real estate assets held for sale, net	7,853	28,460
Net investments	2,185,794	2,236,335
Cash and cash equivalents	5	6
Deferred costs and other assets, net	121,996	107,770
Goodwill	13,549	13,549
Total assets	$2,321,344	$2,357,660
Liabilities and parent company equity
Liabilities:
Mortgages and notes payable, net	$2,007,771	$1,926,835
Intangible lease liabilities, net	22,538	23,847
Accounts payable, accrued expenses and other liabilities	16,273	16,060
Total liabilities	2,046,582	1,966,742
Commitments and contingencies (see Note 6)
Parent company equity:
Net parent investment	274,762	390,918
Total liabilities and parent company equity	$2,321,344	$2,357,660
See accompanying notes.

Predecessor Entities
Combined Statements of Operations and Comprehensive (Loss) Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rentals	$59,031	$56,385
Interest income on loans receivable	81	203
Tenant reimbursement income	577	778
Other income	379	482
Total revenues	60,068	57,848
Expenses:
General and administrative	5,651	5,269
Related party fees	1,730	1,354
Transaction costs	3,017	—
Property costs (including reimbursable)	1,413	2,456
Interest	28,012	18,816
Depreciation and amortization	20,993	20,610
Impairments	4,825	6,493
Total expenses	65,641	54,998
(Loss) income before other expense and income tax expense	(5,573)	2,850
Other expense:
Loss on debt extinguishment	255	—
Total other expense	255	—
(Loss) income before income tax expense	(5,828)	2,850
Income tax expense	57	45
(Loss) income before (loss) gain on disposition of assets	(5,885)	2,805
(Loss) gain on disposition of assets	(1,694)	11,189
Net (loss) income and comprehensive (loss) income	$(7,579)	$13,994
See accompanying notes.

Predecessor Entities
Combined Statement of Changes in Parent Company Equity
(Unaudited, In Thousands)

Total Equity
Balance, December 31, 2017	$390,918
Net loss and comprehensive loss	(7,579)
Contributions from parent company	49,819
Distributions to parent company	(158,396)
Balance, March 31, 2018	$274,762
See accompanying notes.

Predecessor Entities
Combined Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net (loss) income	$(7,579)	$13,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,993	20,610
Impairments	4,825	6,493
Amortization of deferred financing costs	875	325
Amortization of debt discounts	2,000	1,061
Stock based compensation expense	1,606	831
Loss on debt extinguishment, net	255	—
Loss (gain) on dispositions of real estate and other assets, net	1,694	(11,189)
Non-cash revenue	(769)	(1,117)
Other	(58)	1,009
Changes in operating assets and liabilities:
Deferred costs and other assets, net	430	871
Accounts payable, accrued expenses and other liabilities	1,050	269
Net cash provided by operating activities	25,322	33,157
Investing activities
Acquisitions of real estate	—	(10,059)
Capitalized real estate expenditures	(178)	(463)
Collections of principal on loans receivable	2,267	841
Proceeds from dispositions of real estate and other assets	16,911	40,461
Net cash provided by investing activities	19,000	30,780
Financing activities
Borrowings under mortgages and notes payable	92,216	—
Repayments under mortgages and notes payable	(12,904)	(3,927)
Debt extinguishment costs	(255)	—
Deferred financing costs	(1,251)	—
Contribution from parent company	48,213	29,306
Distribution to parent company	(156,252)	(78,762)
Net cash used in financing activities	(30,233)	(53,383)
Net increase in cash, cash equivalents and restricted cash	14,089	10,554
Cash, cash equivalents and restricted cash, beginning of period	66,510	12,688
Cash, cash equivalents and restricted cash, end of period	$80,599	$23,242

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Net investment distribution to parent	$2,144	$—
Supplemental Cash Flow Disclosures:
Interest paid	$26,518	$17,430
Taxes paid	$19	$25
See accompanying notes.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Note 1. Organization
On August 3, 2017, Spirit Realty Capital, Inc. (“Spirit”) announced a plan to spin-off (“Spin-Off”) its interests in (i) an asset-backed securitization trust established in 2005 and amended and restated in 2014, comprised of six legal entities, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans (“Master Trust 2014”), (ii) three legal entities (“Shopko Entities”) that own properties primarily leased to Specialty Retail Shops Holding Corp. and certain of its affiliates, (iii) one legal entity that owns a single distribution center property leased to a sporting goods tenant and its general partner entity (“Sporting Goods Entities”), and (iv) two legal entities that own four unencumbered properties (collectively with Master Trust 2014, the Shopko Entities, and the Sporting Goods Entities, the “Predecessor Entities” or the “Company”) into an independent, publicly traded company, Spirit MTA REIT (“SMTA”). The legal entities that comprise the Predecessor Entities are: Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC, Spirit SPE Property Holdings II, LLC, Spirit SPE Portfolio 2006-1, LLC, Spirit SPE Portfolio 2006-2, LLC, Spirit SPE Portfolio 2006-3, LLC, Spirit AS Katy TX, LP, Spirit IM Katy TX, LLC, Spirit SPE Portfolio 2012-5, LLC and Spirit SPE Crown 2014-1, LLC.
To accomplish the Spin-Off, Spirit created a new real estate investment trust, SMTA, which as of March 31, 2018 was a wholly-owned subsidiary of Spirit. Prior to the Spin-Off, but subsequent to March 31, 2018, Spirit transferred to SMTA the legal entities that hold the Predecessor Entities’ assets and liabilities. Spirit effected the Spin-Off by means of a pro-rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. The operations of the Predecessor Entities are presented for all historical periods described and at the carrying value of such assets and liabilities reflected in Spirit’s books and records.
Costs associated with the Spin-Off incurred in the three months ended March 31, 2018 totaled $3.0 million, and are reflected as transaction costs on the accompanying combined statements of operations and comprehensive (loss) income. There were no costs associated with the Spin-Off incurred in the three months ended March 31, 2017.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying combined financial statements have been prepared on a stand-alone basis and are derived from Spirit’s consolidated financial statements and underlying accounting records. The combined financial statements reflect the historical results of operations, financial position and cash flows of the wholly-owned subsidiaries of Spirit that make up the Predecessor Entities and are presented as if the transferred subsidiaries formed SMTA’s business for all historical periods presented. The assets to be contributed and liabilities to be assumed, as presented in the accompanying combined financial statements, reflect Spirit’s historical carrying value of the assets and liabilities as of the financial statement date, consistent with the accounting for spin-off transactions in accordance with GAAP in the U.S. All Predecessor Entities’ intercompany transactions have been eliminated in combination.
The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Predecessor Entities’ audited combined financial statements for the year ended December 31, 2017 included in the Company's registration statement on Form 10 filed with the SEC.
As of March 31, 2018, the Predecessor Entities were wholly-owned subsidiaries of Spirit. As a result, the combined net assets of the Predecessor Entities have been reflected in the accompanying combined balance sheets as net parent investment. All transactions between Spirit and the Predecessor Entities are considered effectively settled through equity in the combined financial statements at the time the transaction is recorded, other than certain intercompany mortgages as discussed in the Related Party footnote (see Note 5). The settlement of these transactions is reflected as contributions and distributions to parent in the combined statement of changes in parent company equity and contributions and distributions to parent in the combined statements of cash flows as a financing activity.
The combined financial statements include expense allocations related to certain Spirit corporate functions, including executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. These expenses have been allocated to the Predecessor Entities based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on property count. All the expense allocations were deemed to have been incurred and settled through net

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

parent investment in the period in which the costs were incurred. At time of the Spin-Off, SMTA entered into an Asset Management Agreement with Spirit to provide corporate functions.
Management considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had the Predecessor Entities operated as an independent, publicly traded company for the periods presented. Accordingly, the combined financial statements herein do not necessarily reflect what the Predecessor Entities’ financial position, results of operations or cash flows would have been if it had been a standalone company during the periods presented, nor are they necessarily indicative of its future results of operations, financial position or cash flows.
These combined financial statements include the special purpose entities that will be wholly owned by SMTA. Certain of these special purpose entities were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of March 31, 2018 and December 31, 2017, net assets totaling $1.90 billion and $1.82 billion, respectively, were held and net liabilities totaling $2.04 billion and $1.96 billion, respectively, were owed by these encumbered special purpose entities included in the accompanying combined balance sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.
Segment Reporting
The Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company’s reserves for uncollectible amounts totaled $3.5 million as of both March 31, 2018 and December 31, 2017, against accounts receivable balances of $4.7 million and $5.0 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying combined balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $1.0 million as of both March 31, 2018 and December 31, 2017, against deferred rental revenue receivables of $25.8 million and $24.9 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying combined balance sheets.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the accompanying combined balance sheets. Cash, cash equivalents and restricted cash as shown in the combined statements of cash flows consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$5	$6	$1,446
Restricted cash:
Release Account (1)	74,982	61,001	21,796
Liquidity Reserve (2)	5,527	5,503	—
Tenant improvements, repairs, and leasing commissions (3)	81	—	—
Other (4)	4	—	—
Total cash, cash equivalents and restricted cash	$80,599	$66,510	$23,242
(1) Release Account cash consists of proceeds from the sales of assets pledged as collateral under Master Trust 2014 and is held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.

(2)
Liquidity Reserve cash was placed on deposit in conjunction with the issuance of additional series of notes under Master Trust 2014 and is held until there is a cashflow shortfall, as defined in the Master Trust 2014 agreements, or a liquidation of Master Trust 2014 occurs.

(3)	Deposits held as additional collateral support by lenders to fund improvements, repairs, and leasing commissions incurred to secure a new tenant.

(4)	Funds held in lender controlled accounts released after scheduled debt service requirements are met.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Spirit recorded goodwill as a result of its merger with Cole Credit Property II, Inc. (“Cole”) on July 17, 2013. Goodwill was allocated to the Predecessor Entities based on the fair value of the Cole assets attributable to the Predecessor Entities relative to the total fair value of Cole assets acquired through the merger. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Income Taxes
The Company applies the provisions of FASB ASC Topic 740, Income Taxes, and computes the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand-alone combined financial statements as if the Predecessor Entities were a separate taxpayer and a stand-alone enterprise for the periods presented.
The Predecessor Entities are directly and indirectly wholly-owned by Spirit Realty, L.P. and are disregarded entities for Federal income tax purposes. Spirit Realty, L.P. is wholly-owned by Spirit through certain direct and indirect ownership interests and is taxed as a partnership for Federal income tax purposes. Spirit has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended, and as a result will not be subject to Federal income tax as long as it distributes 100% of its taxable income and satisfies certain other requirements. Therefore, no provision for Federal income tax has been made in the accompanying combined financial statements. The Predecessor Entities are subject to certain other taxes, including state taxes, which are reflected as income tax (expense) benefit in the combined statements of operations and comprehensive (loss) income. Franchise taxes are included in general and administrative expenses in the accompanying combined statements of operations and comprehensive (loss) income.
Earnings Per Share
The Company does not present earnings per share as common shares were not part of the Company’s capital structure for the periods presented.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and elected to apply the standard only to contracts that were not completed as of the date of adoption (i.e., January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Leases (Topic 840) are excluded from the scope of this new guidance, as such, this ASU had no material impact on the Company's reported revenues, results of operations, financial position, cash flows and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consists of ground leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Under the guidance as currently contemplated, the Company will record certain expenses paid directly by tenants that protect the Company's interests in its properties, such as insurance and real estate taxes; however, the FASB has announced it will re-evaluate this requirement. The Company has begun implementation of the ASU and is currently evaluating the overall impact of this ASU on its combined financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its combined financial statements.
Note 3. Investments
Real Estate Investments
As of March 31, 2018, the Company’s gross investment in real estate properties and loans totaled approximately $2.8 billion, representing investments in 884 owned properties and 6 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable and real estate assets held for sale. The portfolio is geographically dispersed throughout 45 states with only one state, Texas, with a real estate investment of 12.2%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

During the three months ended March 31, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	907	11	918	$2,838,285	$32,307	$2,870,592
Acquisitions/improvements (1)	—	—	—	178	—	178
Dispositions of real estate (2)(3)	(23)	—	(23)	(29,451)	—	(29,451)
Principal payments and payoffs	—	(5)	(5)	—	(2,557)	(2,557)
Impairments	—	—	—	(4,825)	—	(4,825)
Write-off of gross lease intangibles	—	—	—	(16,054)	—	(16,054)
Loan premium amortization and other	—	—	—	(139)	355	216
Gross balance, March 31, 2018	884	6	890	$2,787,994	$30,105	$2,818,099
Accumulated depreciation and amortization				(654,968)	—	(654,968)
Other non-real estate assets held for sale				125	—	125
Net balance, March 31, 2018				$2,133,151	$30,105	$2,163,256
(1) Includes investments of $162 thousand in revenue producing capitalized expenditures, as well as $16 thousand of non-revenue producing capitalized expenditures as of March 31, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $6.8 million as of March 31, 2018.
(3) For the period ended March 31, 2018, the total loss on disposal of assets for properties held and used was $1.7 million.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after April 1, 2018) are as follows (in thousands):

March 31, 2018
2018 Remainder	$173,321
2019	226,667
2020	218,569
2021	211,415
2022	198,474
Thereafter	1,467,603
Total future minimum rentals	$2,496,049
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans-principal	$30,105	$32,665
Mortgage loans-premium, net of amortization	—	31
Allowance for loan losses	—	(389)
Total loans receivable, net	$30,105	$32,307
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2018	December 31, 2017
In-place leases	$176,765	$191,557
Above-market leases	21,773	24,691
Less: accumulated amortization	(100,748)	(113,986)
Intangible lease assets, net	$97,790	$102,262

Below-market leases	$36,740	$39,274
Less: accumulated amortization	(14,202)	(15,427)
Intangible lease liabilities, net	$22,538	$23,847
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $154 thousand and $130 thousand for the three months ended March 31, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $2.7 million for both the three months ended March 31, 2018 and 2017.
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
		(In Thousands)
Balances, December 31, 2017	7	$28,460
Transfers from real estate investments	2	2,207
Sales	—	—
Transfers to real estate investments held and used	(4)	(22,814)
Impairments	—	—
Balances, March 31, 2018	5	$7,853
Impairments
The following table summarizes total impairment losses recognized on the accompanying combined statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2018	2017
Real estate and intangible asset impairment	$4,818	$6,962
Write-off of lease intangibles, net	23	(469)
Recovery of loans receivable, previously reserved	(16)	—
Total impairment loss	$4,825	$6,493
Impairments for the three months ended March 31, 2018 were comprised of $4.8 million on properties classified as held and used. Impairments for the three months ended March 31, 2017 were comprised of $4.1 million on properties classified as held and used and $2.4 million on properties classified as held for sale.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Note 4. Debt
Master Trust 2014
The Company has access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 has five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes.
On January 23, 2018, the Company re-priced a private offering of the Master Trust 2014 Series 2017-1 notes with $674.4 million aggregate principal amount. As a result, the interest rate on the Class B Notes was reduced from 6.35% to 5.49%, while the other terms of the Class B Notes remained unchanged. The terms of the Class A Notes were unaffected by the repricing. In connection with the repricing, the Company received $8.2 million in additional proceeds that reduced the debt discount. The additional proceeds were distributed to Spirit.
During the three months ended March 31, 2018, the Company extinguished $4.6 million of Master Trust 2014 debt as a result of pre-payments, resulting in approximately $0.3 million in losses on debt extinguishment attributable to pre-payment premiums paid.
The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.3	$249,203	$252,437
Series 2014-2	5.8%	3.0	232,768	234,329
Series 2014-3	5.7%	4.0	310,439	311,336
Series 2014-4 Class A1	3.5%	1.8	149,629	150,000
Series 2014-4 Class A2	4.6%	11.8	353,746	358,664
Series 2017-1 Class A	4.4%	4.7	540,599	542,400
Series 2017-1 Class B	5.5%	4.7	132,000	132,000
Total Master Trust 2014 notes	4.9%	5.1	1,968,384	1,981,166
Debt discount, net			(26,125)	(36,342)
Deferred financing costs, net			(17,263)	(17,989)
Total Master Trust 2014, net			$1,924,996	$1,926,835
(1) Represents the individual series stated interest rates as of March 31, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of March 31, 2018.
As of March 31, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust.
CMBS
On January 22, 2018, one of the Predecessor Entities entered into a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of 10 years to maturity with a stated interest rate of 5.14%. As a result of the issuance, the Company received approximately $84 million in proceeds. The Company distributed all of the proceeds to Spirit. As of March 31, 2018, the loan had an outstanding principal balance of $83.9 million and unamortized deferred financing costs of $1.1 million.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Debt Maturities
As of March 31, 2018, scheduled debt maturities of Master Trust 2014 and CMBS debt are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2018	$26,185	$—	$26,185
2019	36,437	—	36,437
2020	40,781	364,997	405,778
2021	23,642	220,176	243,818
2022	23,248	972,263	995,511
Thereafter	182,781	161,752	344,533
Total	$333,074	$1,719,188	$2,052,262
Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense	$25,137	$17,430
Non-cash interest expense:
Amortization of deferred financing costs	875	325
Amortization of debt discount, net	2,000	1,061
Total interest expense	$28,012	$18,816

Note 5. Related Party Transactions
Related Party Transfers
The combined financial statements of the Predecessor Entities include transfers of properties from the Predecessor Entities to Spirit and its wholly-owned subsidiaries. These transactions are reflected in the combined statements of cash flows as distribution to parent. For the three months ended March 31, 2018, the Predecessor Entities transferred three properties to Spirit with a net book value of $2.1 million. There were no related party transfers during the three months ended March 31, 2017. For these transactions, due to all entities being under common control, no gain or loss was recognized by the Predecessor Entities.
Related Party Loans Receivable
The Predecessor Entities have four mortgage loans receivable where wholly-owned subsidiaries of Spirit are the borrower, and the loans are secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $30.1 million and $30.8 million at March 31, 2018 and December 31, 2017, respectively, which is included in loans receivable, net on the combined balance sheet, and generated $0.1 million of income in both the three months ended March 31, 2018 and 2017, which is included in interest income on loans receivable in the combined statements of operations and comprehensive (loss) income. These mortgage notes have a weighted average stated interest rate of 1.0% and a weighted average maturity of 9.8 years at March 31, 2018.
Related Party Note Payable
Spirit Realty, L.P., a wholly-owned subsidiary of Spirit, owned notes issued under Master Trust 2014 Series 2014-2. The principal amounts due under the notes was $11.6 million at December 31, 2017, and is included in mortgages and notes payable, net on the combined balance sheet. On February 2, 2018, Spirit Realty, L.P. sold its holding of Master Trust 2014 Series 2014-2 notes to a third-party. This transaction had no impact on the Company’s mortgages and notes payable, net balance as shown in the combined balance sheet.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

Also, in conjunction with the Series 2017-1 notes issuance completed in December 2017, Spirit Realty, L.P., as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. As such, the principal amounts due under the notes was $33.6 million and $33.7 million at March 31, 2018 and December 31, 2017, respectively, and is included in the mortgages and notes payable, net on the combined balance sheets. The notes have a weighted average stated interest rate of 4.6% with a term of 4.7 years to maturity as of March 31, 2018.
Related Party Service Agreement
Spirit Realty, L.P., a wholly-owned subsidiary of Spirit, provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. During the three months ended March 31, 2018 and 2017, property management fees of $1.5 million and $1.2 million, respectively, were incurred. Special servicing fees of $0.2 million were incurred in both the three months ended March 31, 2018 and 2017. The property management fees and special servicing fees are included in related party fees in the combined statements of operations and comprehensive (loss) income. There were no accrued payables at March 31, 2018 or December 31, 2017.
Expense Allocations
As described in Note 2, the accompanying combined financial statements present the operations of the Predecessor Entities as carved out from the financial statements of Spirit. General and administrative expenses of $0.1 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively, and transaction costs of $2.5 million during the three months ended March 31, 2018 were specifically identified based on direct usage or benefit. The remaining general and administrative expenses, restructuring charges and transaction costs have been allocated to the Predecessor Entities based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count is provided below:

	Three Months Ended March 31,
	2018	2017
Corporate expenses:
Cash compensation and benefits	$2,663	$1,928
Stock compensation	1,606	831
Professional fees	602	906
Other corporate expenses	650	566
Total corporate expenses	$5,521	$4,231
Transaction costs	$532	$—
Corporate expenses have been included within general and administrative expenses in the combined statements of operations and comprehensive (loss) income.
There were no accruals for related party amounts at either March 31, 2018 or December 31, 2017.
Note 6. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims.
As of March 31, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

As of March 31, 2018, the Company had commitments totaling $9.0 million, of which $6.5 million relates to future acquisitions and the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $9.0 million, $8.5 million is expected to be funded during fiscal year 2018, with the remaining $0.5 million expected to be funded in 2019.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the combined financial statements. As of March 31, 2018, no accruals have been made.
Note 7. Fair Value Measurements
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Long-lived assets held and used	$9,533	$—	$—	$9,533
Long-lived assets held for sale	$—	$—	$—	$—

December 31, 2017
Long-lived assets held and used	$11,077	$—	$—	$11,077
Long-lived assets held for sale	$30,956	$—	$—	$30,956
Real estate and the related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, non-operating or the lease on the asset expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cashflow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
During the three months ended March 31, 2018 and for the year ended December 31, 2017, we determined that 14 and five long-lived assets held and used, respectively, were impaired.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

For none of the held and used properties impaired during the three months ended March 31, 2018 and four of the held and used properties during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	March 31, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$—	$—	—	$18.40 - $285.98	$72.04	68,871
Office	$—	$—	—	$81.61 - $244.86	$149.49	19,821
For the 14 held and used properties impaired during the three months ended March 31, 2018 and one held and used property impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot of listing price and broker opinion of value used as inputs (price per square foot in dollars):

	March 31, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$7.00 - $109.79	$75.93	134,478	$88.89	$88.89	22,500
For the three months ended March 31, 2018 and year ended December 31, 2017, we determined that none and six long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	March 31, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$—	$—	—	$55.30 - $346.23	$299.89	87,248
Industrial	$—	$—	—	$54.21	$54.21	96,845
Estimated Fair Value of Financial Instruments
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Predecessor Entities
Notes to Combined Financial Statements
(Unaudited)

The estimated fair values of the following financial instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$30,105	$26,035	$32,307	$29,076
Mortgages and notes payable, net (1)	$2,007,771	$2,089,603	$1,926,835	$2,030,191
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 8. Significant Credit and Revenue Concentration
As of March 31, 2018 and December 31, 2017, the Predecessor Entities’ real estate investments were operated by 200 and 201 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Predecessor Entities’ largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended March 31, 2018 and 2017 contributed 20.2% and 23.6% of the rental revenue presented in the accompanying combined statements of operations and comprehensive (loss) income. No other tenant contributed 5% or more of the rental revenue during any of the periods presented. As of both March 31, 2018 and December 31, 2017, the Predecessor Entities’ net investment in Shopko properties represents approximately 17.3% and 15.8%, respectively, of the Predecessor Entities’ total assets presented in the accompanying combined balance sheets.
Note 9. Subsequent Events
Spin-Off of SMTA
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one common share of SMTA for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 common shares of SMTA were issued on May 31, 2018.
Prior to the Spin-Off, but subsequent to March 31, 2018, Spirit transferred to SMTA the legal entities that hold the Predecessor Entities' assets and liabilities, as well as newly formed legal entities that hold ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million.
In conjunction with the Spin-Off, SMTA issued to Spirit Realty, L.P. and one of its affiliates, both wholly-owned subsidiaries of Spirit, 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. A newly formed, wholly-owned subsidiary of SMTA also issued 18% Series A preferred shares with an aggregate liquidation preference of $5.0 million to a third-party entity. The $5.0 million in cash received was distributed to Spirit prior to the Spin-Off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of the federal securities laws. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).
The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

◦	industry and economic conditions;

◦	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

◦	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

◦	the financial performance of our retail tenants and the demand for retail space, particularly with respect to challenges being experienced by general merchandise retailers;

◦	our ability to diversify our tenant base and reduce the concentration of our significant tenant;

◦	the nature and extent of future competition;

◦	increases in our costs of borrowing as a result of changes in interest rates and other factors;

◦	our ability to access debt and equity capital markets;

◦	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

◦
our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

◦	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

◦	our ability to manage our expanded operations;

◦	our ability and willingness to maintain our qualification as a REIT;

◦	our relationship with our Manager and its ability to retain qualified personnel;

◦	potential conflicts of interest with our Manager or Spirit;

◦	our ability to achieve the intended benefits from our Spin-Off from Spirit; and

◦
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included under the caption “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Form 10 filed on May 4, 2018. All forward-looking statements are based on information that was available, and speak only, as of the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

OVERVIEW AND BASIS OF PRESENTATION
On August 3, 2017, Spirit announced a plan to spin-off its interests in (i) Master Trust 2014, an asset-backed securitization trust comprised of six legal entities, which has issued non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans receivable, (ii) three legal entities which own properties primarily leased to Shopko, (iii) the Sporting Goods Entities, and (iv) two legal entities which own unencumbered properties. As of March 31, 2018, the Predecessor Entities consisted of 884 owned properties, with a 98.9% Occupancy. The owned properties were leased to 200 tenants across 45 states and 23 industries. In addition, Master Trust 2014 included mortgage loans receivable secured by an additional six real estate properties.
The spin-off was completed on May 31, 2018 by means of a pro rata distribution by Spirit to its common stockholders of all outstanding SMTA common shares. SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which comprise the Predecessor Entities, as well as newly formed legal entities that hold ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million. These newly formed legal entities are not included within the Predecessor Entities' financial statements included herein.
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one common share of SMTA for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 common shares of SMTA were issued on May 31, 2018.
In connection with the Spin-Off, SMTA entered into an Asset Management Agreement with Spirit Realty, L.P., a wholly-owned subsidiary of Spirit, under which Spirit Realty, L.P. will provide various services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services will be a flat rate of $20 million annually. Additionally, subsequent to the Spin-Off, Spirit Realty, L.P. will continue as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. receives property management fees which accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement in connection with the Spin-Off.
Subsequent to the spin-off, SMTA expects to operate in a manner intended to enable it to qualify as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended. To maintain REIT status, SMTA must meet a number of organizational and operational requirements, including a requirement to distribute annually to shareholders at least 90% of SMTA’s REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Since the Predecessor Entities are disregarded entities for Federal income tax purposes, no provision for Federal income tax has been made in their accompanying combined financial statements. The Predecessor Entities are subject to certain other taxes, including state taxes, which have been reflected as income tax expense in their combined statements of operations and comprehensive (loss) income.
The accompanying combined financial statements of the Predecessor Entities have been prepared on a carve-out basis in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the carved-out Predecessor Entities reflect expenses for certain corporate costs which we believe are reasonable. These expenses were based on either actual costs incurred or a proportion of costs estimated to be allocable to SMTA based on the relative property count of the Predecessor Entities to those owned by Spirit as a whole. Such costs do not necessarily reflect what the actual costs would have been if SMTA had been operating as a separate standalone public company. These expenses are discussed further in Note 5 of the accompanying Predecessor Entities’ combined financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed on May 4, 2018. We have not made any material changes to these policies during the periods covered by this quarterly report.
RESULTS OF OPERATIONS
Spirit MTA REIT
For the three months ended March 31, 2018, the Company incurred general and administrative expenses of $1,357 related to bank fees. The Company was capitalized on November 15, 2017, so there is no comparative period presented.
Predecessor Entities
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change	% Change

Revenues:
Rentals	$59,031	$56,385	$2,646	4.7%
Interest income on loans receivable	81	203	(122)	(60.1)%
Tenant reimbursement income	577	778	(201)	(25.8)%
Other income	379	482	(103)	(21.4)%
Total revenues	60,068	57,848	2,220	3.8%
Expenses:
General and administrative	5,651	5,269	382	7.2%
Related party fees	1,730	1,354	376	27.8%
Transaction costs	3,017	—	3,017	100.0%
Property costs (including reimbursable)	1,413	2,456	(1,043)	(42.5)%
Interest	28,012	18,816	9,196	48.9%
Depreciation and amortization	20,993	20,610	383	1.9%
Impairment	4,825	6,493	(1,668)	(25.7)%
Total expenses	65,641	54,998	10,643	19.4%
(Loss) income before other expense and income tax expense	(5,573)	2,850	(8,423)	NM
Other expense:
Loss on debt extinguishment	255	—	255	100.0%
Total other expense	255	—	255	100.0%
(Loss) income before income tax expense	(5,828)	2,850	(8,678)	NM
Income tax expense	57	45	12	26.7%
(Loss) income before (loss) gain on disposition of assets	(5,885)	2,805	(8,690)	NM
(Loss) gain on disposition of assets	(1,694)	11,189	(12,883)	NM
Net (loss) income	$(7,579)	$13,994	$(21,573)	NM
NM-Percentages over 100% are not displayed.
Revenues
Rentals
Rental revenue for the comparative period increased as a result of increases in contractual rents and decreases in tenant credit losses period-over-period. Base rents increased 3.3% as the Predecessor Entities were net acquirers over the trailing twelve-month period. The Predecessor Entities acquired one property and received ten properties from Spirit as a contribution in conjunction with the Master Trust 2014 issuance, resulting in an increase in Real Estate Investment Value of $255.1 million. During the same period, the Predecessor Entities disposed of 87 properties with a Real Estate Investment Value of $141.3 million. As of March 31, 2018 and December 31, 2017, 10 and 32 of our properties, respectively, were Vacant, representing approximately 1.1% and 3.3%, respectively, of our owned properties.
During the three months ended March 31, 2018 and 2017, non-cash rental revenues were $0.8 million and $1.1 million, respectively, representing approximately 1.3% and 2.0%, respectively, of total rental revenue.
Interest income on loans receivable
The decrease in interest income on loans receivable period-over-period primarily relates to the decrease in outstanding loans over the trailing twelve-month period, where mortgage loans receivable decreased from nine loans collateralized by eleven properties at March 31, 2017 to four loans collateralized by six properties at March 31, 2018. This decrease, primarily as a result of mortgage loan payoffs, resulted in a decrease in outstanding principal on mortgage loans receivable of $8.7 million over the comparative periods.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Other income
Period-over-period other income decreased primarily due to a decrease in lease termination fees received. For the three months ended March 31, 2018, the Predecessor Entities received $0.1 million in lease termination fees received from nine properties with tenants in the restaurant - casual dining industry, compared to $0.3 million in lease termination fees received from five properties with tenants in the restaurant - casual dining industry during the three months ended March 31, 2017.
Expenses
General and administrative and Transaction costs
General and administrative expenses of $0.1 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively, were specifically identified based on direct usage or benefit. The change in specifically identified expenses is a result of a decrease in bad debt expense as a result of certain tenants in the sporting goods and restaurant - casual dining industries for which the straight-line rent was determined to be uncollectible for the three months ended March 31, 2017, whereas there was no bad debt expense recorded for the three months ended March 31, 2018. Transaction costs are the expenses associated with the spin-off, and there were no transaction costs incurred for the three months ended March 31, 2017. For the transaction costs incurred during the three months ended March 31, 2018, $2.5 million were specifically identified based on direct usage or benefit.
The remaining general and administrative expenses and transaction costs have been allocated from Spirit’s financial statements, based on the Predecessor Entities’ property count relative to Spirit’s property count. The Predecessor Entities’ property count decreased from 971 properties at March 31, 2017 to 890 properties at March 31, 2018. Spirit’s property count also decreased from 2,602 properties to 2,446 for the same period. As such, the allocation percentage year over year remained relatively flat. Therefore, the increase in allocated general and administrative expenses and transaction costs is a direct result of Spirit’s increased expenses year-over-year.
Related party fees
Spirit Realty, L.P., a wholly-owned subsidiary of Spirit, is the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. receives property management fees which accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value was $2.0 billion at March 31, 2017 and, as a result of the issuance completed in December 2017, collateral value increased to $2.5 billion at March 31, 2018. The increase in collateral value resulted in the increase in related party fees period-over-period.

Property costs (including reimbursable)
For the three months ended March 31, 2018, property costs were $1.4 million (including $0.5 million of tenant reimbursable expenses) compared to $2.5 million (including $0.8 million of tenant reimbursable expenses) for the same period in 2017. The decrease was driven primarily by a decrease in non-reimbursable property taxes on vacant properties of $0.9 million, a result primarily due to the dispositions of vacant properties during the trailing twelve-month period. As of March 31, 2018 and December 31, 2017, 10 and 32 of our properties, respectively, were Vacant, representing approximately 1.1% and 3.3%, respectively, of our owned properties.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in December 2017 and a new CMBS loan entered into in January 2018. See Note 4 to the Predecessor Entities’ financial statements herein.
The following table summarizes our interest expense on related borrowings from continuing operations:

	Three Months Ended March 31,
(In Thousands)	2018	2017

Interest expense-Master Trust 2014	$24,310	$17,430
Interest expense-CMBS	827	—
Non-cash interest expense:
Amortization of deferred financing costs	875	325
Amortization of debt discount, net	2,000	1,061
Total interest expense	$28,012	$18,816
Depreciation and amortization
During the twelve months ended March 31, 2018, we acquired 11 properties, representing a Real Estate Investment Value of $255.1 million, and we disposed of 87 properties with a Real Estate Investment Value of $141.3 million. While we were a net acquirer during the period (based on Real Estate Investment Value), the impact to depreciation was relatively flat due to the timing of acquisition and disposition activity.
The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended March 31,
(In Thousands)	2018	2017

Depreciation of real estate assets	$18,305	$17,911
Amortization of lease intangibles	2,688	2,699
Total depreciation and amortization	$20,993	$20,610
Impairment
During the three months ended March 31, 2018, we recorded impairment losses of $4.8 million. All of the impairment was recorded on properties classified as held and used, comprised of $1.9 million of impairment on four vacant properties and $2.9 million of impairment on 11 underperforming properties with tenants in the restaurants-casual dining and restaurants-quick service industries.
During the three months ended March 31, 2017, we recorded impairment losses of $6.5 million. $4.1 million of the impairment was recorded on properties classified as held and used, primarily recorded on 11 vacant properties. The remaining $2.4 million of impairment was recorded on properties classified as held for sale, primarily recorded on five vacant properties.

Loss on debt extinguishment
During the three months ended March 31, 2018, we extinguished $4.6 million of Master Trust 2014 debt as a result of pre-payment premiums paid, resulting in approximately $0.3 million in losses on debt extinguishment. During the same period in 2017, there were no debt extinguishments.
(Loss) gain on disposition of assets
During the three months ended March 31, 2018, we disposed of 23 properties and recorded losses totaling $1.7 million. These losses were driven by a $1.6 million loss on the sale of 20 properties operated by a tenant in the restaurant-casual dining industry.
For the same period in 2017, we disposed of 12 properties and recorded gains totaling $11.2 million. These gains were primarily driven by $7.0 million in gains on the sale of three properties operated by a tenant in the general merchandise industry, a $2.4 million gain on the sale of a property operated by a tenant in the manufacturing industry, and a $1.3 million gain on the sale of a property operated by a tenant in the education industry.
PROPERTY PORTFOLIO INFORMATION

884	$230.8M	45	200	23
Properties	Annualized Contractual Rent	States	Tenants	Industries
Our diverse real estate portfolio at March 31, 2018 had:

◦	an Occupancy of 98.9%;

◦	58.9% of Contractual Rent from master leases;

◦	96.0% of leases containing contractual rent escalators (based on Contractual Rent); and

◦	a weighted average remaining lease term of 10.5 years.
Diversification By Tenant
Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties at March 31, 2018 (total square feet in thousands):

Tenant (1)	Number of Properties	Total Square Feet	Percent of Contractual Rent

Shopko	98	6,669	20.3%
AMC Entertainment, Inc.	14	690	4.7
Academy, LTD.	2	1,564	4.3
Universal Pool Co., Inc.	14	543	3.1
Crème De La Crème (Lessee), Inc.	9	190	2.4
Goodrich Quality Theaters	4	245	2.3
Casual Male Retail Group Inc.	1	756	2.3
Buehler Food Markets Inc.	5	503	2.2
Carmax, Inc.	4	201	2.1
Heartland Dental Holdings, Inc.	59	234	1.9
Other	664	7,990	54.4
Vacant	10	164	—
Total	884	19,749	100%
(1)  Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2018 (total square feet in thousands):

Asset Type	Number of Properties	Total Square Feet	Percent of Contractual Rent

Retail	763	15,357	83.7%
Industrial	41	3,713	9.4%
Office	80	679	6.9%
Total	884	19,749	100.0%
Diversification By Industry
Industry concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2018 (total square feet in thousands):

Industry	Number of Properties	Total Square Feet	Percent of Contractual Rent

General Merchandise	98	6,669	20.3%
Restaurants-Casual Dining	173	944	11.5%
Movie Theaters	30	1,545	10.6%
Restaurants-Quick Service	242	616	9.1%
Specialty Retail	25	1,034	5.4%
Medical / Other Office	73	495	5.4%
Sporting Goods	3	1,614	4.4%
Education	18	431	4.4%
Home Furnishings	18	1,048	4.2%
Grocery	19	1,027	3.7%
Automotive Service	74	329	3.5%
Automotive Dealers	12	323	3.5%
Health and Fitness	13	533	3.2%
Entertainment	5	338	3.2%
Apparel	2	930	2.4%
Distribution	3	138	1.1%
Manufacturing	8	860	1.1%
Car Washes	6	48	1.0%
Building Materials	28	459	*
Drug Stores / Pharmacies	8	83	*
Professional Services	5	26	*
Dollar Stores	6	62	*
Automotive Parts	5	33	*
Vacant	10	164	—%
Total	884	19,749	100.0%
* Less than 1%

Diversification By Geography
Geographic concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2018 (total square feet in thousands):

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	60	2,668	11.7%	Iowa	20	371	1.5
Wisconsin	37	2,841	9.6	Arkansas	20	316	1.3
Illinois	70	1,461	8.4	New Mexico	11	99	1.3
Minnesota	25	1,398	5.7	Colorado	6	164	1.3
Ohio	40	1,162	5.3	Washington	5	348	1.2
Georgia	72	437	5.2	New York	11	154	1.2
Michigan	64	1,184	4.4	Virginia	17	208	1.0
Indiana	41	637	4.4	West Virginia	8	233	1.0
Missouri	36	431	2.7	Montana	3	254	*
Florida	47	387	2.6	Nebraska	7	227	*
Pennsylvania	23	405	2.6	Kentucky	15	95	*
Arizona	21	301	2.6	Idaho	4	227	*
North Carolina	20	386	2.3	Mississippi	11	60	*
Massachusetts	1	756	2.3	Maryland	12	41	*
Oregon	6	300	1.9	New Jersey	3	292	*
Nevada	3	166	1.9	Wyoming	7	145	*
Tennessee	47	166	1.8	Louisiana	7	19	*
South Carolina	15	252	1.8	Utah	2	97	*
California	12	93	1.6	Rhode Island	1	22	*
Alabama	29	106	1.6	Alaska	1	50	*
Kansas	18	206	1.5	North Dakota	1	8	*
South Dakota	7	370	1.5	Maine	1	5	*
Oklahoma	17	201	1.5
* Less than 1%

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.5 years. The information set forth in the table assumes that tenants do not exercise renewal options and/or any early termination rights (total square feet and Annualized Contractual Rent in thousands):

Leases Expiring In:	Number of Properties	Annualized Contractual Rent	Total Square Feet	Percent of Expiring Contractual Rent

2018	17	$2,818	191	1.2%
2019	71	9,123	846	4.0
2020	37	6,487	452	2.8
2021	61	11,384	1,180	4.9
2022	77	13,142	1,119	5.7
2023	21	3,551	340	1.5
2024	31	7,091	322	3.1
2025	39	16,180	782	7.0
2026	110	19,855	1,931	8.6
2027	60	37,621	3,383	16.3
Thereafter	350	103,570	9,039	44.9
Vacant	10	—	164	—
Total owned properties	884	$230,822	19,749	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common shareholders, primarily through cash provided by operating activities, continued dispositions of our Shopko assets and potential future bank borrowings.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and bonds using the Master Trust 2014 program discussed below. We may issue common shares when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties.
We will continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our shareholders.
Description of Certain Debt
The following descriptions of debt should be read in conjunction with Note 4 to the Predecessor Entities’ financial statements herein.
Master Trust 2014
Master Trust 2014 is an asset-backed securitization platform through which we raise capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. This collateral pool is managed by Spirit Realty, L.P., a related party, in capacity as property manager. In general, monthly rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of Master Trust 2014. Any remaining funds are remitted to the issuers monthly on the note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the collateral pool. Proceeds from these transactions are held on deposit by the indenture trustee in the Release Account until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At March 31, 2018, $75.0 million was held on deposit in the Release Account and classified as restricted cash within deferred costs and other assets, net in the Predecessor Entities’ combined balance sheet.
As of March 31, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. All outstanding series of Master Trust 2014 were rated investment grade as of March 31, 2018.
The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2018	December 31, 2017

		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.3	$249,203	$252,437
Series 2014-2	5.8%	3.0	232,768	234,329
Series 2014-3	5.7%	4.0	310,439	311,336
Series 2014-4 Class A1	3.5%	1.8	149,629	150,000
Series 2014-4 Class A2	4.6%	11.8	353,746	358,664
Series 2017-1 Class A	4.4%	4.7	540,599	542,400
Series 2017-1 Class B	5.5%	4.7	132,000	132,000
Total Master Trust 2014 notes	4.9%	5.1	1,968,384	1,981,166
Debt discount, net			(26,125)	(36,342)
Deferred financing costs, net			(17,263)	(17,989)
Total Master Trust 2014, net			$1,924,996	$1,926,835
(1) Represents the individual series stated interest rates as of March 31, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of March 31, 2018.
CMBS
On January 22, 2018, we entered into a new non-recourse loan agreement, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of 10 years to maturity with a stated interest rate of 5.14%. As a result of the issuance, we received approximately $84 million in proceeds, all of which was distributed to Spirit.
Debt Maturities
Future principal payments due on our various types of debt outstanding as of March 31, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter

Master Trust 2014	$1,968,384	$25,250	$35,233	$404,522	$242,482	$994,104	$266,793
CMBS	83,878	935	1,204	1,256	1,336	1,407	77,740
Total	$2,052,262	$26,185	$36,437	$405,778	$243,818	$995,511	$344,533
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Information Statement filed as Exhibit 99.1 to our Form 10 filed on May 4, 2018 with the SEC.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

CASH FLOWS
The following table presents a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change

Net cash provided by operating activities	$25,322	$33,157	$(7,835)
Net cash provided by investing activities	19,000	30,780	(11,780)
Net cash used in financing activities	(30,233)	(53,383)	23,150
Net increase in cash and cash equivalents	$14,089	$10,554	$3,535
As of March 31, 2018, we had $80.6 million in cash, cash equivalents and restricted cash as compared to $66.5 million as of December 31, 2017 and $23.2 million as of March 31, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The net decrease in cash provided by operating activities was primarily attributable to an increase in cash paid for interest expense of $7.7 million, transaction charges of $3.0 million, an increase of G&A expense of $0.8 million and a net increase in operating assets and liabilities of $0.3 million, partially offset by in increase in cash revenue of $1.9 million, and decreases in property costs of $1.0 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during the three months ended March 31, 2018 included $16.9 million in proceeds from the disposition of 23 properties and collections of principal on loans receivable totaling $2.3 million
During the same period in 2017, net cash provided by investing activities included proceeds of $40.5 million from the disposition of 12 properties, partially offset by $10.1 million to fund the acquisition of one property and capitalized real estate expenditures of $0.5 million. Net cash provided by investing activities also included collection of principal on loans receivable of $0.8 million.
Financing Activities
Generally, our net cash used in financing activities is impacted by our contributions/distributions to Spirit and our net borrowings under Master Trust 2014 and CMBS.
Net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to net distributions to Spirit of $108.0 million, borrowings under our mortgages and notes payable of $92.2 million and payments of $12.9 million on our mortgages and notes payable.
During the same period in 2017, net cash used in financing activities was primarily attributable to net distributions to Spirit of $49.5 million and payments of $3.9 million on our mortgages and notes payable.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we did not have any material off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Predecessor Entities’ financial statements herein.

NON-GAAP FINANCIAL MEASURES
FFO AND AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common shareholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common shareholders as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common shareholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring costs, other general and administrative costs associated with relocation of our headquarters, transaction costs associated with our spin-off, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (share-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) determined in accordance with GAAP as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common shareholders (computed in accordance with GAAP) is included below.
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect the Company's share of EBITDAre of unconsolidated real estate ventures.
Adjusted EBITDAre and Annualized Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre modified to include other adjustments to GAAP net income (loss) attributable to common shareholders for restructuring charges, transaction costs associated with the spin-off, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) attributable to common shareholders (computed in accordance with GAAP) to EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre is included below.

Adjusted Debt
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding unamortized debt discount/premium and deferred financing costs, cash and cash equivalents, and cash reserves on deposit with lenders as additional security, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included below.
Fixed Charge Coverage Ratio (FCCR)
Fixed Charge Coverage Ratio is the ratio of Annualized Adjusted EBITDAre to Fixed Charges, a ratio derived from non-GAAP measures that we use to evaluate our liquidity and ability to obtain financing. Fixed Charges consist of interest expense, reported in accordance with GAAP, less non-cash interest expense.
FFO and AFFO

	Three Months Ended March 31,
(Unaudited, In Thousands)	2018	2017

Net (loss) income	$(7,579)	$13,994
Add/(less):
Portfolio depreciation and amortization	20,993	20,610
Portfolio impairments	4,825	6,493
Losses (gains) on sales of real estate	1,694	(11,189)
Total adjustments to net income	27,512	15,914
FFO	$19,933	$29,908
Add/(less):
Loss on debt extinguishment	255	—
Transaction costs	3,017	—
Deal pursuit costs	1	—
Non-cash interest expense	2,875	1,386
Straight-line rent, net of related bad debt expense	(847)	(393)
Other amortization and non-cash charges	90	132
Non-cash compensation expense (1)	1,606	831
Total adjustments to FFO	6,997	1,956
AFFO	$26,930	$31,864
(1) Amounts for historical years are based on the Predecessor Entities’ allocated portion of Spirit’s expense. For further detail on the allocation, see related party transactions as described in Note 5 to the Predecessor Entities’ financial statements herein.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre-Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and adjusted EBITDAre (dollars in thousands):

	March 31,
(Unaudited, In Thousands)	2018	2017

Master Trust 2014, net	$1,924,996	$1,337,074
CMBS, net	82,775	—
	$2,007,771	$1,337,074
Add/(less):
Unamortized debt discount	26,125	17,924
Unamortized deferred financing costs	18,366	8,231
Cash and cash equivalents	(5)	(1,446)
Cash reserves on deposit with lenders as additional security classified as other assets	(80,594)	(21,796)
Total adjustments	(36,108)	2,913
Adjusted Debt	$1,971,663	$1,339,987

	Three Months Ended March 31,
(Unaudited, In Thousands)	2018	2017

Net (loss) income	$(7,579)	$13,994
Add/(less):
Interest	28,012	18,816
Depreciation and amortization	20,993	20,610
Income tax expense	57	45
Realized loss (gain) on sales of real estate	1,694	(11,189)
Impairments on real estate assets	4,825	6,493
Total adjustments	55,581	34,775
EBITDAre	$48,002	$48,769
Add/(less):
Transaction costs	3,017	—
Deal pursuit costs	1	—
Loss on debt extinguishment	255	—
Severance (1)	1,432	—
Total adjustments to EBITDAre	4,705	—
Adjusted EBITDAre	$52,707	$48,769
Annualized Adjusted EBITDAre (2)	$210,828	$195,076

Interest Expense	$28,012	$18,816
Less: Non-cash interest	(2,875)	(1,386)
Fixed Charges	$25,137	$17,430

Leverage (Adjusted Debt / Annualized Adjusted EBITDAre)	9.4x	6.9x
Fixed Charge Coverage Ratio (Adjusted EBITDAre / Fixed Charges)	2.1x	2.8x

(1)
Amounts for historical years are based on the Predecessor Entities’ allocated portion of Spirit’s expense. For further detail on the allocation, see related party transactions as described in Note 5 to the Predecessor Entities’ financial statements herein.

(2)	Current quarter Adjusted EBITDAre multiplied by four.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales, to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur variable rate debt in the future. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. Some of our investments in our mortgage loans receivable have significant prepayment protection in the form of yield maintenance provisions, which provide us with yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of March 31, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2018, all $2 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting of our Master Trust 2014 notes and CMBS loans. As of March 31, 2018, the weighted average stated interest rate of the Master Trust 2014 obligations, excluding amortization of deferred financing costs and debt discounts, was approximately 4.9%. The stated interest rate of the CMBS obligation, excluding amortization of deferred financing costs, was 5.14%. As of March 31, 2018, we had no variable-rate obligations.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Loans receivable, net	$30,105	$26,035
Mortgages and notes payable, net (1)	$2,007,771	$2,089,603
(1)The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2018, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting
There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. We are not currently a party as plaintiff or defendant to any legal proceedings that we believe to be material or that individually or in the aggregate would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed on May 4, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1
Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on May 21, 2018)

3.1
Articles of Amendment and Restatement of Spirit MTA (incorporated by reference to Exhibit 3.2 to the Current Report on From 8-K of the Company filed on June 5, 2018) REIT (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

3.2	Amended and Restated Bylaws of Spirit MTA REIT (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

3.3
Articles Supplementary for 10.0% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of Spirit MTA REIT (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

4.1
Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit MasterFunding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 (incorporated by reference to exhibit 4.1 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.2
Amendment No. 1 to the Second Amended and Restated Master Indenture among Spirit MasterFunding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A.,dated November 26, 2014 (incorporated by reference to exhibit 4.2 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.3
Series 2014-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II,LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 (incorporated by reference to exhibit 4.3 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.4
Series 2014-2 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II,LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 (incorporated by reference to exhibit 4.4 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.5
Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II,LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014 (incorporated by reference to exhibit 4.5 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.6
Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II,LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII,LLC and Citibank, N.A., dated November 26, 2014 (incorporated by reference to exhibit 4.6 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.7
Omnibus Amendment to Certain Series Supplements among Spirit Master Funding, LLC, SpiritMaster Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, SpiritMaster Funding VIII, LLC and Citibank, N.A., dated December 14, 2017 (incorporated by reference to exhibit 4.7 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.8
Amendment No. 2 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI,LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017 (incorporated by reference to exhibit 4.8 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.9
Amendment No. 3 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI,LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 29, 2018 (incorporated by reference to exhibit 4.9 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.10
Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II,LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII,LLC and Citibank, N.A., dated December 14, 2017 (incorporated by reference to exhibit 4.10 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

4.11
Amendment No. 1 to Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, SpiritMaster Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, SpiritMaster Funding VIII, LLC and Citibank, N.A., dated January 30, 2018 (incorporated by reference to exhibit 4.11 to the Registration Statement on Form 10 of the Company filed on April 13, 2018)

10.1*	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT

10.2	Tax Matters Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.3
Insurance Sharing Agreement between Spirit Realty, L.P., Spirit Realty Capital, Inc. and Spirit MTA REIT (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.4	Registration Rights Agreement between Spirit Realty, L.P. and Spirit MTA REIT (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SPIRIT MTA REIT

By:	/s/ Ricardo Rodriguez
Name:	Ricardo Rodriguez
Title:	Chief Executive Officer, President, Chief Financial Officer and Treasurer
Date: June 21, 2018