Form 10-Q
period 2018-06-30
Spirit MTA REIT
filed 2018-08-10
CIK 1722992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Yes ☒ No ☐
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
Yes  ☐ No  ☒
As of August 7, 2018, there were 43,000,862 commons shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE
This quarterly report of Spirit MTA REIT includes the financial information of the Company as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.
On May 31, 2018, the distribution date, Spirit Realty Capital, Inc. completed the previously announced Spin-Off of the assets that collateralize Master Trust 2014, all of its properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT. The Spin-Off was effected by means of a pro rata distribution of one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date.
The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. Accordingly, the results of operations for the three and six months ended June 30, 2018 and 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to May 31, 2018 and on a consolidated basis for all periods subsequent to May 31, 2018. The discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition as an independent, publicly traded company.

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

FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	Spirit Realty, L.P., a wholly-owned subsidiary of Spirit
Master Trust 2014
The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time

NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
Other Properties	One of two reportable segments consisting of all properties not included in Master Trust 2014
Properties	Owned properties and mortgage loans receivable secured by properties
Property Management and Servicing Agreement
Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made or the funds are applied as prepayment of principal
S&P	Standard & Poor’s Rating Services

Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT
Spirit	Spirit Realty Capital, Inc.
SubREIT	Spirit MTA SubREIT, Inc., a wholly-owned subsidiary of SMTA
U.S.	United States of America
Vacant	Owned properties that are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA
REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT MTA REIT
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$955,446	$973,231
Buildings and improvements	1,665,483	1,658,023
Total real estate investments	2,620,929	2,631,254
Less: accumulated depreciation	(574,519)	(557,948)
	2,046,410	2,073,306
Loans receivable, net	67,752	32,307
Intangible lease assets, net	93,756	102,262
Real estate assets held for sale, net	36,060	28,460
Net investments	2,243,978	2,236,335
Cash and cash equivalents	37,356	6
Deferred costs and other assets, net	105,901	107,770
Goodwill	13,549	13,549
Total assets	$2,400,784	$2,357,660
Liabilities and equity
Liabilities:
Mortgages and notes payable, net	$1,999,748	$1,926,835
Intangible lease liabilities, net	22,850	23,847
Accounts payable, accrued expenses and other liabilities	20,861	16,060
Total liabilities	2,043,459	1,966,742
Commitments and contingencies (see Note 7)
Redeemable preferred equity:
SMTA Preferred Stock, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	150,000	—
SubREIT Preferred Stock, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5,000	—
Total redeemable preferred equity	155,000	—
Stockholders' equity and parent company equity:
Net parent investment	—	390,918
Common stock, $0.01 par value, 750,000,000 shares authorized; 42,851,010 and 10,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	429	—
Capital in excess of common stock par value	199,998	—
Accumulated earnings	1,898	—
Total stockholders' equity and parent company equity	202,325	390,918
Total liabilities and equity	$2,400,784	$2,357,660
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rentals	$59,240	$56,003	$118,271	$112,388
Interest income on loans receivable	752	202	833	405
Tenant reimbursement income	404	372	981	1,150
Other income	562	668	941	1,150
Total revenues	60,958	57,245	121,026	115,093
Expenses:
General and administrative	3,775	8,462	9,426	13,731
Related party fees	3,351	1,385	5,081	2,739
Transaction costs	5,525	367	8,542	367
Property costs (including reimbursable)	2,047	1,565	3,460	4,021
Interest	27,743	18,775	55,755	37,591
Depreciation and amortization	21,109	20,275	42,102	40,885
Impairments	1,247	5,419	6,072	11,912
Total expenses	64,797	56,248	130,438	111,246
(Loss) income before other income and income tax expense	(3,839)	997	(9,412)	3,847
Other income:
(Loss) gain on debt extinguishment	(108)	1	(363)	1
Gain on disposition of real estate assets	4,948	8,389	3,254	19,578
Total other income	4,840	8,390	2,891	19,579
Income (loss) before income tax expense	1,001	9,387	(6,521)	23,426
Income tax expense	(22)	(45)	(79)	(90)
Net income (loss) and total comprehensive income (loss)	$979	$9,342	$(6,600)	$23,336
Preferred dividends	(1,325)	—	(1,325)	—
Net (loss) income attributable to common stockholders	$(346)	$9,342	$(7,925)	$23,336

Net (loss) income per share attributable to common stockholders
Basic	$(0.01)	$0.22	$(0.18)	$0.54
Diluted	$(0.01)	$0.22	$(0.18)	$0.54

Weighted average shares of common stock outstanding:
Basic	42,851,010	42,851,010	42,851,010	42,851,010
Diluted	42,851,010	42,851,010	42,851,010	42,851,010

Dividends declared per common share issued	$—	N/A	$—	N/A
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statement of Changes in Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Redeemable Preferred Equity					Stockholders' Equity and Parent Company Equity
	SMTA Preferred Stock		SubREIT Preferred Stock			Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Net Parent Investment	Total Stockholders' Equity and Parent Company Equity
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—	3,223	(9,823)	(6,600)
Contributions from parent company	—	—	—	—	—	—	—	—	—	174,515	174,515
Distributions to parent company	—	—	—	—	—	—	—	—	—	(200,183)	(200,183)
Issuance of shares of common stock, net	—	—	—	—	—	42,851,010	429	199,998	—	(200,427)	—
Issuance of shares of preferred stock, net	6,000,000	150,000	5,000	5,000	155,000	—	—	—	—	(155,000)	(155,000)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(1,325)	—	(1,325)
Balances, June 30, 2018	6,000,000	$150,000	5,000	$5,000	$155,000	42,851,010	$429	$199,998	$1,898	$—	$202,325
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net (loss) income	$(6,600)	$23,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,102	40,885
Impairments	6,072	11,912
Amortization of deferred financing costs	1,727	653
Amortization of debt discounts	3,634	2,130
Stock based compensation expense	2,424	4,235
Loss (gain) on debt extinguishment, net	363	(1)
Gain on disposition of real estate assets	(3,254)	(19,578)
Non-cash revenue	(1,437)	(1,906)
Bad debt expense and other	175	1,504
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(2,539)	1,327
Accounts payable, accrued expenses and other liabilities	4,137	1,655
Net cash provided by operating activities	46,804	66,152
Investing activities
Acquisitions of real estate	(15,328)	(26,058)
Capitalized real estate expenditures	(1,937)	(892)
Collections of principal on loans receivable	3,003	1,705
Proceeds from dispositions of real estate and other assets	39,118	84,935
Net cash provided by investing activities	24,856	59,690
Financing activities
Borrowings under mortgages and notes payable	92,216	—
Repayments under mortgages and notes payable	(23,248)	(7,913)
Debt extinguishment costs	(363)	—
Deferred financing costs	(1,415)	—
Preferred stock dividends paid	(1,325)	—
Contributions from parent company	91,662	59,117
Distributions to parent company	(198,038)	(165,864)
Net cash used in financing activities	(40,511)	(114,660)
Net increase in cash, cash equivalents and restricted cash	31,149	11,182
Cash, cash equivalents and restricted cash, beginning of period	66,510	12,688
Cash, cash equivalents and restricted cash, end of period	$97,659	$23,870

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment contribution from parent	$80,429	$—
Investment distribution to parent	2,144	1,183
Financing provided in connection with the disposition of assets	2,888	—
Preferred equity issuance	155,000	—
Supplemental Cash Flow Disclosures:
Interest paid	$49,069	$34,842
Taxes paid	$202	$231
See accompanying notes.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Spirit MTA REIT ("SMTA" or the "Company") operates as an externally managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company's portfolio includes (i) an asset-backed securitization trust which issues non-recourse asset-backed securities collateralized by commercial real estate, net-leases and mortgage loans (“Master Trust 2014”), (ii) a portfolio of properties leased to Specialty Retail Shops Holding Corp. ("Shopko") and its subsidiaries, (iii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iv) a portfolio of unencumbered properties.
The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. ("Spirit"). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company's establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and Spirit Realty, L.P. (the "Manager"), a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which Spirit Realty, L.P. provides external management of SMTA.
Costs associated with the Spin-Off incurred in the three months ended June 30, 2018 and 2017 totaled $5.5 million and $0.4 million, respectively, and in the six months ended June 30, 2018 and 2017 totaled $8.5 million and $0.4 million, respectively. These are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income (loss).
Note 2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair presentation of the information required to be set forth therein.
The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2017 included in the Company's registration statement on Form 10 filed with the SEC.
Subsequent to the Spin-Off on May 31, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The pre-spin consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations.
For the periods prior to the Spin-Off, the financial position and results of operations reflect a combination of entities under common control that have been “carved out” from Spirit’s consolidated financial statements and present Spirit's historical carrying values of the assets and liabilities, consistent with accounting for spin-off transactions in accordance with GAAP. Since the Company prior to the Spin-Off did not represent one entity, a separate capital structure did not exist. As a result, the combined net assets of the predecessor legal entities have been reflected in the consolidated financial statements as net parent investment for periods prior to the Spin-Off. All transactions between Spirit and the predecessor legal entities are considered effectively settled through equity in the consolidated financial statements at the time the transaction is recorded, other than certain mortgages as discussed in Note 6. The settlement of these transactions is reflected as contributions from and distributions to parent in the consolidated statement of changes in equity and contributions from and distributions to parent in the consolidated statements of cash flows as a financing activity.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Through May 31, 2018, the pre-spin consolidated financial statements include expense allocations related to certain Spirit corporate general and administrative functions. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on property count. All the expense allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were incurred. Management considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented prior to May 31, 2018. At time of the Spin-Off, SMTA entered into an Asset Management Agreement with Spirit to provide these corporate functions.
These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of June 30, 2018 and December 31, 2017, net assets totaling $1.88 billion and $1.82 billion, respectively, were held and net liabilities totaling $2.03 billion and $1.96 billion, respectively, were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets.
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
Segment Reporting
The Company views its operations in two segments—Master Trust 2014 and all other properties ("Other Properties"), see Note 11 for further discussion on these segments. The Company has no other reportable segments.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company’s reserves for uncollectible amounts totaled $6.3 million and $3.5 million as of June 30, 2018 and December 31, 2017, respectively, against accounts receivable balances of $8.4 million and $5.0 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $1.0 million as of both June 30, 2018 and December 31, 2017, against deferred rental revenue receivables of $27.2 million and $24.9 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Spirit recorded goodwill as a result of its merger with Cole Credit Property II, Inc. (“Cole”) on July 17, 2013. Goodwill was allocated to the Company based on the fair value of the Cole assets attributable to the Company relative to the total fair value of Cole assets acquired through the merger. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill has been allocated to each reporting unit based

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

upon the relative fair value of each reporting unit, resulting in $7.0 million allocated to Master Trust 2014 and $6.5 million allocated to Other Properties. No impairment was recorded for the periods presented.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$37,356	$6	$6
Restricted cash:
Release Account (1)	51,826	61,001	23,864
Liquidity Reserve (2)	5,544	5,503	—
Other (3)	2,933	—	—
Total cash, cash equivalents and restricted cash	$97,659	$66,510	$23,870
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

(3)	Funds held in lender controlled accounts released after scheduled debt service requirements are met on the CMBS debt.
Income Taxes
For the period prior to the Spin-Off, the Company applies the provisions of FASB ASC Topic 740, Income Taxes, and computes the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand-alone consolidated financial statements as if the Company was a separate taxpayer and a stand-alone enterprise for the periods presented.
The Company was wholly-owned by the Manager prior to the Spin-Off and was disregarded for federal income tax purposes. The Manager is wholly-owned by Spirit through certain direct and indirect ownership interests and is taxed as a partnership for Federal income tax purposes. Spirit has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended, and as a result will not be subject to federal income tax as long as it distributes 100% of its taxable income and satisfies certain other requirements. Therefore, no provision for federal income tax has been made in the accompanying consolidated financial statements for the period prior to the Spin-Off.
For the period subsequent to the Spin-Off, the Company intends to elect to be taxed as a REIT under the Code beginning with its initial tax year ending December 31, 2018. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.
The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss). Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

periods beginning after December 15, 2016. The Company adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and elected to apply the standard only to contracts that were not completed as of the date of adoption (i.e., January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Leases (Topic 840) are excluded from the scope of this new guidance. As such, this ASU had no material impact on the Company's reported revenues, results of operations, financial position, cash flows and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consists of ground leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Under the guidance as currently contemplated, the Company will record certain expenses paid directly by tenants that protect the Company's interests in its properties, such as insurance and real estate taxes; however, the FASB has announced it will re-evaluate this requirement. The Company has begun implementation of the ASU and is currently evaluating the overall impact of this ASU on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
Note 3. Investments
Real Estate Investments
As of June 30, 2018, the Company’s gross investment in real estate properties and loans totaled approximately $2.9 billion, representing investments in 888 owned properties and eight properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable and real estate assets held for sale. The portfolio is geographically dispersed throughout 45 states with only one state, Texas, with a real estate investment of 20.9%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	907	11	918	$2,838,285	$32,307	$2,870,592
Acquisitions/improvements (1)	14	2	16	71,501	37,888	109,389
Dispositions of real estate (2)(3)	(33)	—	(33)	(54,194)	—	(54,194)
Principal payments and payoffs	—	(5)	(5)	—	(3,293)	(3,293)
Impairments	—	—	—	(6,072)	—	(6,072)
Write-off of gross lease intangibles	—	—	—	(18,139)	—	(18,139)
Loan premium amortization and other	—	—	—	(268)	850	582
Gross balance, June 30, 2018	888	8	896	$2,831,113	$67,752	$2,898,865
Accumulated depreciation and amortization				(678,444)	—	(678,444)
Other non-real estate assets held for sale				707	—	707
Net balance, June 30, 2018				$2,153,376	$67,752	$2,221,128
(1) Includes investments of $1.4 million in revenue producing capitalized expenditures, as well as $0.4 million of non-revenue producing capitalized expenditures as of June 30, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $11.6 million as of June 30, 2018.
(3) For the six months ended June 30, 2018, the total loss on disposal of assets on held and used properties was $1.9 million and on held for sale properties was $1.4 million.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after July 1, 2018) are as follows (in thousands):

June 30, 2018
2018 Remainder	$116,735
2019	228,464
2020	218,310
2021	211,126
2022	198,173
Thereafter	1,460,857
Total future minimum rentals	$2,433,665
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans-principal	$32,256	$32,665
Mortgage loans-premium, net of amortization	—	31
Allowance for loan losses	—	(389)
Mortgage loans, net	32,256	32,307
Other notes receivable - principal	35,496	—
Total loans receivable, net	$67,752	$32,307
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans.
On April 30, 2018, Spirit contributed to the Company a $35.0 million B-1 Term Loan, included in the table above in other notes, as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. The B-1 Term Loan bears interest at a rate of 12% per annum and matures on June 19, 2020. Principal will be repaid in quarterly installments of $0.6 million commencing on November 1, 2018, while interest will be paid monthly. The loan is secured by Shopko’s assets in its $784 million asset-backed lending facility and is subordinate to other loans made under the syndicated loan and security agreement.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2018	December 31, 2017
In-place leases	$171,786	$191,557
Above-market leases	23,258	24,691
Less: accumulated amortization	(101,288)	(113,986)
Intangible lease assets, net	$93,756	$102,262

Below-market leases	$38,058	$39,274
Less: accumulated amortization	(15,208)	(15,427)
Intangible lease liabilities, net	$22,850	$23,847
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $172 thousand and $61 thousand for the three months ended June 30, 2018 and 2017, respectively, and $325 thousand and $192 thousand for the six months ended June 30, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $2.7 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $5.4 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
Balances, December 31, 2017	7	$28,460
Transfers from real estate investments	10	35,582
Sales	(2)	(2,206)
Transfers to real estate investments held and used	(5)	(24,880)
Impairments	—	(896)
Balances, June 30, 2018	10	$36,060
Impairments
The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real estate and intangible asset impairment	$1,312	$5,364	$6,130	$12,326
Write-off of lease intangibles, net	(65)	55	(42)	(414)
Recovery of loans receivable, previously reserved	—	—	(16)	—
Total impairment loss	$1,247	$5,419	$6,072	$11,912
Impairments for the three months ended June 30, 2018 were comprised of $0.3 million on properties classified as held and used and $0.9 million on properties classified as held for sale. Impairments for the three months ended June 30, 2017 were comprised of $4.6 million on properties classified as held and used and $0.8 million on properties classified as held for sale. Impairments for the six months ended June 30, 2018 were comprised of $5.2 million on properties classified as held and used and $0.9 million on properties classified as held for sale. Impairments for the six months ended June 30, 2017 were comprised of $8.7 million on properties classified as held and used and $3.2 million on properties classified as held for sale.
Note 4. Debt
Master Trust 2014
The Company has access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse asset-back securities collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 has five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes.
On January 23, 2018, the Company re-priced a private offering of the Master Trust 2014 Series 2017-1 notes with an aggregate principal amount of $674.4 million. As a result, the interest rate on the Class B Notes was reduced from 6.35% to 5.49%, while the other terms of the Class B Notes remained unchanged. The terms of the Class A Notes were unaffected by the repricing. In connection with the repricing, the Company received $8.2 million in additional proceeds that reduced the debt discount. The additional proceeds were distributed to Spirit.
During the six months ended June 30, 2018, the Company extinguished $6.3 million of Master Trust 2014 debt as a result of principal pre-payments, resulting in approximately $0.4 million in losses on debt extinguishment attributable to the pre-payment premiums paid. During the same period, scheduled principal payments of $16.5 million were made on the Master Trust 2014 notes.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.1	$246,318	$252,437
Series 2014-2	5.8%	2.7	231,550	234,329
Series 2014-3	5.7%	3.7	310,014	311,336
Series 2014-4 Class A1	3.5%	1.6	149,484	150,000
Series 2014-4 Class A2	4.6%	11.6	349,328	358,664
Series 2017-1 Class A	4.4%	4.5	539,620	542,400
Series 2017-1 Class B	5.5%	4.5	132,000	132,000
Total Master Trust 2014 notes	4.9%	4.9	1,958,314	1,981,166
Debt discount, net			(24,491)	(36,342)
Deferred financing costs, net			(16,579)	(17,989)
Total Master Trust 2014, net			$1,917,244	$1,926,835
(1) Represents the individual series stated interest rates as of June 30, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of June 30, 2018.
As of June 30, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust.
CMBS
On January 22, 2018, the Company entered into a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of ten years to maturity with a stated interest rate of 5.14%. As a result of the issuance, the Company received approximately $84.0 million in proceeds. The Company distributed all of the proceeds to Spirit. As of June 30, 2018, the loan had an outstanding principal balance of $83.6 million, after $0.4 million in scheduled principal payments, and had unamortized deferred financing costs of $1.1 million.
Debt Maturities
As of June 30, 2018, scheduled debt maturities of Master Trust 2014 and CMBS debt are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2018 Remainder	$17,587	$—	$17,587
2019	36,403	—	36,403
2020	40,743	364,645	405,388
2021	23,620	219,964	243,584
2022	23,227	971,453	994,680
Thereafter	182,612	161,664	344,276
Total	$324,192	$1,717,726	$2,041,918

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$25,257	$17,378	$50,394	$34,808
Non-cash interest expense:
Amortization of deferred financing costs	852	328	1,727	653
Amortization of debt discount, net	1,634	1,069	3,634	2,130
Total interest expense	$27,743	$18,775	$55,755	$37,591

Note 5. Stockholders' Equity and Redeemable Preferred Equity
The Company's declaration of trust authorizes it to issue 750,000,000 common shares of beneficial interest, $0.01 par value per share, and 20,000,000 preferred shares of beneficial interest, $0.01 par value per share. The Board of Trustees has the power, without shareholder approval, to increase or decrease the number of common shares the Company is authorized to issue.
Issuance of Common Stock
SMTA was originally capitalized on November 17, 2017 with the issuance of 10,000 shares of common stock of beneficial interest ($0.01 par value per share) for a total of $10,000.
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 shares of SMTA common stock were issued on May 31, 2018.
As of June 30, 2018, the Company had 42,851,010 shares of Common Stock outstanding. The Company did not declare or pay a dividend on their Common Stock during the quarter ended June 30, 2018.
Issuance of SMTA Preferred Stock
In conjunction with the Spin-Off, SMTA issued to the Manager and one of its affiliates, also a wholly-owned subsidiary of Spirit, 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). Redemption value of the SMTA Preferred Stock is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of the issuer unless a change of control event occurs, as defined in the SMTA Preferred Stock agreements. Therefore, as redemption may occur outside the control of the issuer, the SMTA Preferred Stock is classified as temporary equity.
The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). During the quarter ended June 30, 2018, the Company paid $1.25 million in SMTA Preferred Stock dividends prorated for the period from June 1, 2018 to June 30, 2018. As of June 30, 2018, the Company had 6.0 million shares of 10.0% SMTA Preferred Stock outstanding.
Issuance of SubREIT Preferred Stock
Prior to the Spin-Off, in exchange for property, SubREIT issued to the Manager 5,000 shares of Series A preferred stock with an aggregate liquidation preference of $5.0 million (the "SubREIT Preferred Stock"). Redemption value of the SubREIT Preferred Stock is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of the issuer unless a change of control event occurs, as defined in the SubREIT Preferred Stock agreements. Therefore, as redemption may occur outside the control of the issuer, the SubREIT Preferred Stock is classified as temporary equity. In conjunction with the Spin-Off, the Manager sold the SubREIT Preferred Stock to a third-party.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The SubREIT Preferred Stock pays cash dividends at the rate of 18.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $45.00 per share on a quarterly basis and $180.00 per share on an annual basis). During the quarter ended June 30, 2018, the Company paid $75.0 thousand in SubREIT Preferred Stock dividends prorated for the period from June 1, 2018 to June 30, 2018. As of June 30, 2018, the Company had 5,000 shares of the SubREIT Preferred Stock outstanding.
Dividends Declared
For the six months ended June 30, 2018, the Company's Board of Trustees declared the following stock dividends for SMTA Preferred Stock and SubREIT's Board of Directors declared the following stock dividends for SubREIT Preferred Stock:

	Declaration Date	Dividend Per Share (1)	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
SMTA Preferred Stock	June 19, 2018	$0.2083	June 19, 2018	$1,250	June 29, 2018
SubREIT Preferred Stock	June 14, 2018	$15.0000	June 19, 2018	$75	June 29, 2018
(1) Dividend was prorated for the period from June 1, 2018 to June 30, 2018
There were no unpaid dividends as of June 30, 2018.
Note 6. Related Party Transactions
Related Party Transfers
The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. During the six months ended June 30, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million and for both the three and six months ended June 30, 2018 Spirit contributed ten properties to the Company with an aggregate net book value of $44.9 million and a $35.0 million B-1 Term Loan with Shopko as borrower, all of which are reflected as non-cash activity in the consolidated statement of cash flows. For both the three and six months ended June 30, 2017, the Company purchased one property from Spirit for $16.0 million, which is reflected in the consolidated statement of cash flows as acquisitions of real estate. For these transactions, due to all entities being under common control at the time of transaction, no gain or loss was recognized by the Company and the acquired properties are accounted for by the Company at their historical cost basis to Spirit. The amount paid in excess of historical cost basis was recognized as distribution to parent company.
Related Party Loans Receivable
SMTA has four mortgage loans receivable where wholly-owned subsidiaries of Spirit are the borrower, and the loans are secured by six single-tenant commercial properties. These mortgage loans, which have a weighted average stated interest rate of 1.0%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. In total, these mortgage notes had outstanding principal of $29.4 million and $30.8 million at June 30, 2018 and December 31, 2017, respectively, which is included in loans receivable, net on the consolidated balance sheets. The mortgage notes generated $74.4 thousand and $81.6 thousand of income for the three months ended June 30, 2018 and 2017, respectively, and $150.3 thousand and $165.1 thousand for the six months ended June 30, 2018 and 2017, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income (loss). As specified in the original loan agreements dated May 20, 2014, these mortgage notes have maturity dates between June 1, 2027 and April 1, 2028, with a weighted average maturity of 9.4 years at June 30, 2018.
Related Party Notes Payable
In conjunction with the Series 2017-1 notes issuance completed in December 2017, the Manager, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.6 million and $33.7 million at June 30, 2018 and December 31, 2017, respectively, and is included in mortgages and notes payable, net on the consolidated balance sheets. The notes have a weighted average stated interest rate of 4.6% with a weighted

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

average term of 4.5 years to expected maturity as of June 30, 2018. Interest expense on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 includes $0.4 million and $0.8 million of interest expense, respectively, paid to the Manager in relation to these notes.
Related Party Property Management and Servicing Agreement
The Manager provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. During the three months ended June 30, 2018 and 2017, property management fees of $1.5 million and $1.1 million, respectively, were incurred and during the six months ended June 30, 2018 and 2017, property management fees of $3.1 million and $2.3 million, respectively, were incurred. Special servicing fees of $0.2 million were incurred in both the three months ended June 30, 2018 and 2017 and $0.3 million and $0.4 million were incurred in the six months ended June 30, 2018 and 2017, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss), with $0.4 million accrued at June 30, 2018.
Related Party Asset Management Agreement
In conjunction with the Spin-Off, SMTA and the Manager entered into the Asset Management Agreement pursuant to which the Manager will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, SMTA will pay a $20 million per annum, payable monthly in arrears. Additionally, the Manager may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. No expense for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 450-20 Loss Contingencies as of June 30, 2018. During the three and six months ended June 30, 2018, asset management fees of $1.7 million were incurred, which are included in related party fees in the consolidated statements of operations and comprehensive income (loss), all of which was accrued at June 30, 2018.
Related Party Cost Sharing Arrangements and Other Accrued Balances
In conjunction with the Spin-Off, SMTA and Spirit entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement, which provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA and SMTA must reimburse Spirit in a timely manner. As part of the Separation and Distribution Agreement, Spirit contributed $3.0 million of cash to SMTA at time of the Spin-Off. Additionally, in relation to rental payments received by SMTA subsequent to the Spin-Off that relate to rents prior to the Spin-Off, SMTA will reimburse $2.0 million to Spirit within 60 days of the Spin-Off. There was $3.2 million due to Spirit and $1.5 million due from Spirit in connection with these arrangements at June 30, 2018.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Expense Allocations
As described in Note 2, the accompanying consolidated financial statements present the operations of the Company as "carved out" from the financial statements of Spirit through the date of the Spin-Off. General and administrative expenses of $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively, were specifically identified based on direct usage or benefit. In addition, transaction costs of $2.1 million and $4.6 million for the three and six months ended June 30, 2018 and $0.3 million for both the three and six months ended June 30, 2017, were specifically identified based on direct usage or benefit. The remaining general and administrative expenses and transaction costs have been allocated to the Company based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allocated corporate expenses:
Cash compensation and benefits	$1,302	$2,750	$3,965	$4,678
Stock compensation	818	3,404	2,424	4,235
Professional fees	411	972	1,013	1,878
Other corporate expenses	418	664	1,068	1,230
Total corporate expenses	2,949	7,790	8,470	12,021
Transaction costs	3,424	69	3,957	69
Total allocated costs	$6,373	$7,859	$12,427	$12,090
Corporate expenses have been included within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Note 7. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims.
As of June 30, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2018, the Company had commitments totaling $2.8 million, all of which relate to funding improvements on properties the Company currently owns. Of the total commitments of $2.8 million, $1.0 million is expected to be funded during fiscal year 2018, with the remaining $1.8 million expected to be funded in 2019.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2018, no accruals have been made.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. Fair Value Measurements
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
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Long-lived assets held and used	$9,499	$—	$—	$9,499
Long-lived assets held for sale	$—	$—	$—	$—

December 31, 2017
Long-lived assets held and used	$11,077	$—	$—	$11,077
Long-lived assets held for sale	$30,956	$—	$—	$30,956

During the six months ended June 30, 2018 and for the year ended December 31, 2017, we determined that 11 and five long-lived assets held and used, respectively, were impaired.
For one of the held and used properties impaired during the six months ended June 30, 2018 and four of the held and used properties during the year ended December 31, 2017, the Company estimated property fair value using the price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	June 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$261.48 - $499.17	$344.10	5,052	$18.40 - $285.98	$72.04	68,871
Office	$—	$—	—	$81.61 - $244.86	$149.49	19,821

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

For the ten held and used properties impaired during the six months ended June 30, 2018 and one held and used property impaired during the year ended December 31, 2017, the Company estimated property fair value using the price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and a broker opinion of value used as inputs (price per square foot in dollars):

	June 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$109.79	$109.79	77,423	$88.89	$88.89	22,500
For the six months ended June 30, 2018 and year ended December 31, 2017, we determined that one and six long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from signed purchase and sale agreements as follows (price per square foot in dollars):

	June 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$38.87	$38.87	90,334	$55.30 - $346.23	$299.89	87,248
Industrial	$—	$—	—	$54.21	$54.21	96,845
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$67,752	$68,522	$32,307	$29,076
Mortgages and notes payable, net (1)	$1,999,748	$2,064,421	$1,926,835	$2,030,191
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 9. Significant Credit and Revenue Concentration
As of June 30, 2018 and December 31, 2017, the Company's real estate investments were operated by 205 and 201 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company's largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended June 30, 2018

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

and 2017 contributed 19.9% and 22.3% of the rental revenue presented in the accompanying consolidated statements of operations and comprehensive income (loss). No other tenant contributed 5% or more of the rental revenue during any of the periods presented. As of both June 30, 2018 and December 31, 2017, the Company's net investment in Shopko properties represents approximately 14.8% and 15.8%, respectively, of the Company's total assets presented in the accompanying consolidated balance sheets.

Note 10. Income (Loss) Per Share
Income (loss) per share has been computed using the two-class method, which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and any participating securities based on the weighted average shares outstanding during the period. Under the two-class method, any earnings attributable to unvested restricted shares are deducted from income (loss) from continuing operations in the computation of net income (loss) attributable to common stockholders.
The shares of common stock outstanding at the Spin-Off date are reflected as outstanding for all periods prior to the Spin-Off. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted (loss) income:
Net income (loss) and total comprehensive income (loss)	$979	$9,342	$(6,600)	$23,336
Less: dividends paid to preferred stockholders	(1,325)	—	(1,325)	—
Net (loss) income attributable to common stockholders used in basic and diluted (loss) income per share	$(346)	$9,342	$(7,925)	$23,336

Basic weighted average shares of common stock outstanding (1):
Weighted average shares of common stock outstanding used in basic (loss) income per share	42,851,010	42,851,010	42,851,010	42,851,010
Net (loss) income per share attributable to common stockholders	$(0.01)	$0.22	$(0.18)	$0.54

Dilutive weighted average shares of common stock (1):
Weighted average shares of common stock outstanding used in diluted (loss) income per share	42,851,010	42,851,010	42,851,010	42,851,010
Net (loss) income per share attributable to common stockholders - diluted	$(0.01)	$0.22	$(0.18)	$0.54

Total potentially dilutive shares (1)	—	—	—	—
(1) As of June 30, 2018 and 2017, there were no adjustments to the weighted average shares of common stock outstanding used in the basic calculation or weighted average shares of common stock outstanding used in the diluted calculation given there were no potentially dilutive shares.
Note 11. Segments
Management views the operations of the Company as two separate segments—Master Trust 2014 and Other Properties—and makes operating decisions based on these two reportable segments. The business strategy for the Company as a whole is (i) to grow and reinforce Master Trust 2014 and (ii) to monetize the Other Properties to distribute proceeds to stockholders or redeploy into assets that can be added to the collateral pool of Master Trust 2014.
Master Trust 2014 is an asset-backed securitization platform, see Note 4, with specific criteria for operating the collateral pool, including restrictions on use of Release Account cash, concentration thresholds which cannot be exceeded, and a minimum debt service coverage ratio which must be met. Operations for the Other Properties are focused on

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

monetization of the assets through dispositions, or could include redevelopment or outparcel development where prudent.
Segment results are comprised of revenues, property management and servicing fees, property expenses (which include property costs, depreciation and amortization, and impairments), and interest expense. General and administrative expenses, asset management fees under the Asset Management Agreement, transaction costs, and income taxes are not allocated to individual segments for purposes of assessing segment performance. The Company believes that segment results serve as a useful supplement to net income (loss) because they allow investors and management to measure the Company's progress against its stated strategy.
The performance of the reportable segments is not comparable with the Company's consolidated results and is not necessarily comparable with similar information for any other REITs. Additionally, because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
Segment results for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Revenues	$44,790	$16,168	$60,958	$41,530	$15,715	$57,245
Property Management and Servicing Fees (1)	(1,684)	—	(1,684)	(1,385)	—	(1,385)
Property expenses	(17,086)	(7,317)	(24,403)	(19,430)	(7,829)	(27,259)
Interest expense	(26,630)	(1,113)	(27,743)	(18,775)	—	(18,775)
(Loss) gain on debt extinguishment	(108)	—	(108)	—	1	1
(Loss) gain on disposition of assets	(470)	5,418	4,948	1,475	6,914	8,389
Segment (loss) income	$(1,188)	$13,156	$11,968	$3,415	$14,801	$18,216
Non-allocated expenses			(10,989)			(8,874)
Net income			$979			$9,342

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Revenues	$89,996	$31,030	$121,026	$82,786	$32,307	$115,093
Property Management and Servicing Fees (1)	(3,414)	—	(3,414)	(2,739)	—	(2,739)
Property expenses	(38,057)	(13,577)	(51,634)	(37,808)	(19,010)	(56,818)
Interest expense	(53,797)	(1,958)	(55,755)	(37,591)	—	(37,591)
(Loss) gain on debt extinguishment	(363)	—	(363)	—	1	1
(Loss) gain on disposition of assets	(2,143)	5,397	3,254	5,712	13,866	19,578
Segment (loss) income	$(7,778)	$20,892	$13,114	$10,360	$27,164	$37,524
Non-allocated expenses			(19,714)			(14,188)
Net (loss) income			$(6,600)			$23,336
(1) Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset Management Fees, the other component of related party fees, are included in non-allocated expenses above.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Assets and liabilities by reportable segment are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Net investments	$1,682,042	$561,936	$2,243,978	$1,721,583	$514,752	$2,236,335
Restricted cash	59,973	330	60,303	66,504	—	66,504
Segment assets	$1,742,015	$562,266	$2,304,281	$1,788,087	$514,752	$2,302,839
Other assets			96,503			54,821
Total assets			$2,400,784			$2,357,660

Mortgages and notes payable, net	$1,917,244	$82,504	$1,999,748	$1,926,835	$—	$1,926,835
Intangible lease liabilities, net	18,095	4,755	22,850	19,725	4,122	23,847
Segment liabilities	$1,935,339	$87,259	$2,022,598	$1,946,560	$4,122	$1,950,682
Other liabilities			20,861			16,060
Total liabilities			$2,043,459			$1,966,742
Dispositions by reportable segment are as follows (dollars in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Properties(1)	Gross Proceeds(1)	Properties	Gross Proceeds
Master Trust 2014	25	$23,282	21	$40,619
Other Properties	5	20,938	10	47,087
Total	30	$44,220	31	$87,706
(1) Excludes three properties transfered to Spirit prior to the Spin-Off, see Note 6.
Note 12. Subsequent Events
Equity Compensation
Subsequent to June 30, 2018, the Company issued $1.5 million in restricted shares to the independent members of the Board of Trustees in accordance with the Trustee Compensation Program. The shares were issued at a price of $10.01 per share, resulting in the issuance of 149,852 shares.
Dividends Announced
On August 9, 2018, the Board of Trustees declared a cash dividend of $0.33 per share of common stock, comprising $0.08 for the month ended June 30, 2018 and $0.25 for the quarter ended September 30, 2018, to be paid on October 15, 2018 to holders of record as of September 28, 2018, and a cash dividend of $0.625 per share of SMTA Preferred Stock to be paid on September 28, 2018 to holders of record as of September 14, 2018.
The Board of Directors of SubREIT declared a quarterly cash dividend of $45.00 per share of SubREIT Preferred Stock to be paid on September 28, 2018 to holders of record as of September 14, 2018.

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

OVERVIEW AND BASIS OF PRESENTATION
SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which held (i) Master Trust 2014, an asset-backed securitization trust which issues non-recourse asset-back securities collateralized by commercial real estate, net-leases and mortgage loans, (ii) all of Spirit's properties leased to Shopko, (iii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iv) a portfolio of unencumbered properties, as well as newly formed legal entities that hold ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million. The activities of the newly formed legal entities are not reflected in the accompanying financial statements balances or results of operations prior to May 31, 2018, but the ten additional properties, the B-1 Term Loan and cash are reflected as contributions within the three and six months ended June 30, 2018 as of their respective legal dates of transfer.
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 shares of SMTA common were issued on May 31, 2018.
In connection with the Spin-Off, SMTA entered into an Asset Management Agreement with Spirit Realty, L.P. (our "Manager"), a wholly-owned subsidiary of Spirit, under which Spirit Realty, L.P. provides various services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services are a flat rate of $20 million per annum. Additionally, Spirit Realty, L.P. continues as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. receives property management fees which accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement in connection with the Spin-Off.
SMTA expects to operate in a manner intended to enable it to qualify as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended. To maintain REIT status, SMTA must meet a number of organizational and operational requirements, including a requirement to distribute annually to shareholders at least 90% of SMTA’s REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes for the period presented subsequent to the Spin-Off. For the period presented prior to the Spin-Off, the Company was disregarded for federal income tax purposes, so no provision for federal income tax was made. SMTA is subject to certain other taxes, including state taxes, which have been reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss).
The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results prior to the Spin-Off include allocated expenses for certain corporate costs which we believe are reasonable. These expenses were based on either actual costs incurred or a proportion of costs estimated to be allocable to SMTA based on the relative property count of the Company to those owned by Spirit as a whole. Such costs do not necessarily reflect what the actual costs would have been if SMTA had been operating as a separate standalone public company. These expenses are discussed further in Note 6 of the accompanying financial statements.
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
HIGHLIGHTS
For the three months ended June 30, 2018:

•
On May 31, 2018, the Spin-Off from Spirit was completed with the distribution of one share of SMTA common stock for every ten shares of Spirit common stock, held by each of Spirit's stockholders as of May 18, 2018.

•	42,851,010 shares of SMTA common stock were issued on May 31, 2018 in conjunction with the Spin-Off.

•	Sold three properties leased to Shopko for gross proceeds of $15.6 million, at a weighted average capitalization rate of 7.92%.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
(In Thousands)	2018	2017	Change	% Change

Revenues:
Rentals	$59,240	$56,003	$3,237	5.8%
Interest income on loans receivable	752	202	550	NM
Tenant reimbursement income	404	372	32	8.6%
Other income	562	668	(106)	(15.9)%
Total revenues	60,958	57,245	3,713	6.5%
Expenses:
General and administrative	3,775	8,462	(4,687)	(55.4)%
Related party fees	3,351	1,385	1,966	NM
Transaction costs	5,525	367	5,158	NM
Property costs (including reimbursable)	2,047	1,565	482	30.8%
Interest	27,743	18,775	8,968	47.8%
Depreciation and amortization	21,109	20,275	834	4.1%
Impairments	1,247	5,419	(4,172)	(77.0)%
Total expenses	64,797	56,248	8,549	15.2%
(Loss) income before other income and income tax expense	(3,839)	997	(4,836)	NM
Other income:
(Loss) gain on debt extinguishment	(108)	1	(109)	NM
Gain on disposition of real estate assets	4,948	8,389	(3,441)	(41.0)%
Total other income	4,840	8,390	(3,550)	NM
Income (loss) before income tax expense	1,001	9,387	(8,386)	NM
Income tax expense	(22)	(45)	23	(51.1)%
Net income	$979	$9,342	$(8,363)	(89.5)%
NM-Percentages over 100% are not displayed.
Revenues
Rentals
Rental revenue for the comparative period increased primarily as a result of increases in contractual rents, slightly offset by increases in tenant credit issues, period-over-period. Contractual cash rents, excluding percentage rents, increased 7.3% as SMTA was a net acquirer over the trailing twelve-month period (based on Real Estate Investment Value). We received ten properties from Spirit as a contribution in conjunction with the Master Trust 2014 issuance with a Real Estate Investment Value of $238.1 million and acquired four properties for $15.3 million. During the same period, we disposed of 78 properties with a Real Estate Investment Value of $126.7 million. As of June 30, 2018 and December 31, 2017, 11 and 32 of our properties, respectively, were vacant, representing approximately 1.2% and 3.3%, respectively, of our owned properties.
During the three months ended June 30, 2018 and 2017, non-cash rental revenues were $0.7 million and $0.8 million, respectively, representing approximately 1.2% and 1.4%, respectively, of total rental revenue.
Interest income on loans receivable
The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Other income
Period-over-period other income decreased primarily due to a decrease in lease termination fees received. For the three months ended June 30, 2018, we received $0.1 million in lease termination fees received from five properties with tenants in the restaurant - casual dining industry, compared to $0.4 million in lease termination fees received from seven properties with tenants in the restaurant - casual dining industry during the three months ended June 30, 2017.
Expenses
General and administrative and Transaction costs
General and administrative expenses of $0.8 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively, were specifically identified based on direct usage or benefit and were flat period-over-period. Transaction costs are the expenses associated with the Spin-Off and, for the three months ended June 30, 2018, $2.1 million were specifically identified based on direct usage or benefit. For the three months ended June 30, 2017, $0.3 million of transaction costs were specifically identified.
The remaining general and administrative expenses and transaction costs have been allocated from Spirit’s financial statements for the periods prior to the completion of the Spin-Off, based on SMTA's property count relative to Spirit’s property count. SMTA's property count decreased from 953 properties at June 30, 2017 to 893 properties at May 31, 2018. Spirit’s property count also decreased from 2,563 properties to 2,432 for the same period. As such, the allocation percentage year over year remained relatively flat. Therefore, the decrease in allocated general and administrative expenses is a direct result of Spirit’s decreased expenses period-over-period and the increase in allocated transaction costs is a direct result of Spirit's increased expenses period-over-period.
Related party fees
Property management fees for Master Trust 2014 accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value of Master Trust 2014 was $2.0 billion at June 30, 2017 and, as a result of the issuance completed in December 2017 and acquisitions in 2018, collateral value increased to $2.6 billion at June 30, 2018. The increase in collateral value resulted in an increase of property management and special servicing fees paid to our Manager of $0.3 million period-over-period.

Additionally, in conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with Spirit Realty, L.P. for a $20 million flat fee per annum. Therefore, asset management fees of $1.7 million were incurred subsequent to the Spin-Off, also resulting in an increase in related party fees period-over-period.
Property costs (including reimbursable)
For the three months ended June 30, 2018, property costs were $2.0 million (including $0.7 million of tenant reimbursable expenses) compared to $1.6 million (including $0.4 million of tenant reimbursable expenses) for the same period in 2017. The increase in non-reimbursable costs of $0.2 million was driven primarily by an increase in non-reimbursable property taxes on operating properties as a result of tenant credit issues, as well as an increase period-over-period in certain non-reimbursable property maintenance.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in December 2017 and a new CMBS loan entered into in January 2018. See Note 4 to the financial statements herein.
The following table summarizes our interest expense:

	Three Months Ended June 30,
(In Thousands)	2018	2017

Interest expense-Master Trust 2014	$24,169	$17,378
Interest expense-CMBS	1,088	—
Non-cash interest expense:
Amortization of deferred financing costs	852	328
Amortization of debt discount, net	1,634	1,069
Total interest expense	$27,743	$18,775
Depreciation and amortization
During the twelve months ended June 30, 2018, we acquired 14 properties, representing a Real Estate Investment Value of $253.4 million, and we disposed of 78 properties with a Real Estate Investment Value of $126.7 million. Therefore, as a net acquirer during the period based on Real Estate Investment Value, depreciation and amortization increased period-over-period.
The following table summarizes our depreciation and amortization expenses:

	Three Months Ended June 30,
(In Thousands)	2018	2017

Depreciation of real estate assets	$18,406	$17,651
Amortization of lease intangibles	2,703	2,624
Total depreciation and amortization	$21,109	$20,275
Impairment
During the three months ended June 30, 2018, we recorded impairment losses of $1.2 million. $0.9 million of the impairment was recorded on one held for sale property with a tenant in the general merchandise industry. The remaining $0.3 million of impairment was recorded on two vacant properties held for use.
During the three months ended June 30, 2017, we recorded impairment losses of $5.4 million. $4.6 million of the impairment was recorded on properties held for use, primarily recorded on six vacant properties. The remaining $0.8 million of impairment was recorded on properties classified as held for sale, primarily recorded on two vacant properties.

(Loss) gain on debt extinguishment
During the three months ended June 30, 2018, we extinguished $1.7 million of Master Trust 2014 debt, resulting in approximately $0.1 million in losses on debt extinguishment related to pre-payment premiums paid.. During the same period in 2017, there was de minimus gain.
Gain on disposition of assets
During the three months ended June 30, 2018, we disposed of 10 properties and recorded gains totaling $4.9 million. These gains were primarily driven by $5.6 million in gains on the sale of three properties operated by Shopko. These gains were partially offset by $0.7 million in losses on the sale of seven vacant properties.
For the same period in 2017, we disposed of 19 properties and recorded gains totaling $8.4 million. These gains were primarily driven by $7.1 million in gains on the sale of five properties operated by Shopko and $1.7 million in gains on the sale of four properties operated by tenants in the restaurants-casual dining industry. These gains were partially offset by $0.6 million in losses on the sale of six vacant properties.
RESULTS OF OPERATIONS
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
(In Thousands)	2018	2017	Change	% Change

Revenues:
Rentals	$118,271	$112,388	$5,883	5.2%
Interest income on loans receivable	833	405	428	NM
Tenant reimbursement income	981	1,150	(169)	(14.7)%
Other income	941	1,150	(209)	(18.2)%
Total revenues	121,026	115,093	5,933	5.2%
Expenses:
General and administrative	9,426	13,731	(4,305)	(31.4)%
Related party fees	5,081	2,739	2,342	85.5%
Transaction costs	8,542	367	8,175	NM
Property costs (including reimbursable)	3,460	4,021	(561)	(14.0)%
Interest	55,755	37,591	18,164	48.3%
Depreciation and amortization	42,102	40,885	1,217	3.0%
Impairments	6,072	11,912	(5,840)	(49.0)%
Total expenses	130,438	111,246	19,192	17.3%
(Loss) income before other income and income tax expense	(9,412)	3,847	(13,259)	NM
Other income:
(Loss) gain on debt extinguishment	(363)	1	(364)	NM
Gain on disposition of real estate assets	3,254	19,578	(16,324)	(83.4)%
Total other income	2,891	19,579	(16,688)	NM
Income (loss) before income tax expense	(6,521)	23,426	(29,947)	NM
Income tax expense	(79)	(90)	11	(12.2)%
Net (loss) income	$(6,600)	$23,336	$(29,936)	NM
NM-Percentages over 100% are not displayed.

Revenues
Rentals
Rental revenue for the comparative period increased primarily as a result of increases in contractual rents period-over-period. Contractual cash rents, excluding percentage rents, increased 5.3% as SMTA was a net acquirer over the trailing twelve-month period (based on Real Estate Investment Value). We received ten properties from Spirit as a contribution in conjunction with the Master Trust 2014 issuance with a Real Estate Investment Value of $238.1 million and acquired four properties for $15.3 million. During the same period, we disposed of 78 properties with a Real Estate Investment Value of $126.7 million. As of June 30, 2018 and December 31, 2017, 11 and 32 of our properties, respectively, were Vacant, representing approximately 1.2% and 3.3%, respectively, of our owned properties.
During the six months ended June 30, 2018 and 2017, non-cash rental revenues were $1.5 million and $1.9 million, respectively, representing approximately 1.2% and 1.7%, respectively, of total rental revenue.
Interest income on loans receivable
The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Other income
Period-over-period other income decreased primarily due to a decrease in lease termination fees received. For the six months ended June 30, 2018, we received $0.2 million in lease termination fees received from five properties with tenants in the restaurant - casual dining industry, compared to $0.7 million in lease termination fees received from twelve properties with tenants in the restaurant - casual dining industry during the six months ended June 30, 2017.
Expenses
General and administrative and Transaction costs
General and administrative expenses of $1.0 million and $1.7 million during the six months ended June 30, 2018 and 2017, respectively, were specifically identified based on direct usage or benefit. The change in specifically identified expenses is primarily a result of a decrease in bad debt expense as a result of certain tenants in the sporting goods and restaurant - casual dining industries for which the straight-line rent was determined to be uncollectible for the six months ended June 30, 2017, whereas there were minimal bad debt expenses recorded for the six months ended June 30, 2018. Transaction costs are the expenses associated with the Spin-Off and, for the six months ended June 30, 2018, $4.6 million were specifically identified based on direct usage or benefit. For six months ended June 30, 2017, $0.3 million of transaction costs were specifically identified.
The remaining general and administrative expenses and transaction costs have been allocated from Spirit’s financial statements for the periods prior to the completion of the Spin-Off, based on SMTA's property count relative to Spirit’s property count. SMTA’s property count decreased from 953 properties at June 30, 2017 to 893 properties at May 31, 2018. Spirit’s property count also decreased from 2,563 properties to 2,432 for the same period. As such, the allocation percentage year over year remained relatively flat. Therefore, the decrease in allocated general and administrative expenses is a direct result of Spirit’s decreased expenses period-over-period and the increase in allocated transaction costs is a direct result of Spirit's increased expenses period-over-period.
Related party fees
Property management fees for Master Trust 2014 accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value of Master Trust 2014 was $2.0 billion at June 30, 2017 and, as a result of the issuance completed in December 2017 and acquisitions in 2018, collateral value increased to $2.6 billion at June 30, 2018. The increase in collateral value resulted in an increase of property management and special servicing fees paid to our Manager of $0.7 million period-over-period.
Additionally, in conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with Spirit Realty, L.P. for a $20 million flat fee per annum. Therefore, asset management fees of $1.7 million were incurred subsequent to the Spin-Off, also resulting in an increase in related party fees period-over-period.
Property costs (including reimbursable)
For the six months ended June 30, 2018, property costs were $3.5 million (including $1.2 million of tenant reimbursable expenses) compared to $4.0 million (including $1.1 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $0.6 million was driven primarily by an decrease in non-reimbursable property taxes on vacant properties, partially offset by an increase in non-reimbursable property taxes on operating properties as a result of tenant credit issues. As of June 30, 2018 and December 31, 2017, 11 and 32 of our properties, respectively, were Vacant, representing approximately 1.2% and 3.3%, respectively, of our owned properties.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in December 2017 and a new CMBS loan entered into in January 2018. See Note 4 to the financial statements herein.
The following table summarizes our interest expense:

	Six Months Ended June 30,
(In Thousands)	2018	2017

Interest expense-Master Trust 2014	$48,479	$34,808
Interest expense-CMBS	1,915	—
Non-cash interest expense:
Amortization of deferred financing costs	1,727	653
Amortization of debt discount, net	3,634	2,130
Total interest expense	$55,755	$37,591
Depreciation and amortization
During the twelve months ended June 30, 2018, we acquired 14 properties, representing a Real Estate Investment Value of $253.4 million, and we disposed of 78 properties with a Real Estate Investment Value of $126.7 million. Therefore, as a net acquirer during the period based on Real Estate Investment Value, depreciation and amortization increased period-over-period.
The following table summarizes our depreciation and amortization expenses:

	Six Months Ended June 30,
(In Thousands)	2018	2017

Depreciation of real estate assets	$36,710	$35,562
Amortization of lease intangibles	5,392	5,323
Total depreciation and amortization	$42,102	$40,885
Impairment
During the six months ended June 30, 2018, we recorded impairment losses of $6.1 million. $5.2 million of the impairment was recorded on properties held for use, made up of six vacant properties and 11 underperforming properties with tenants in the restaurants-casual dining and restaurants-quick service industries. The remaining $0.9 million of the impairment was recorded on one held for sale property with a tenant in the general merchandise industry.
During the six months ended June 30, 2017, we recorded impairment losses of $11.9 million. $8.7 million of the impairment was recorded on properties held for use, primarily recorded on 13 vacant properties. The remaining $3.2 million of impairment was recorded on properties classified as held for sale, primarily recorded on seven vacant properties.
(Loss) gain on debt extinguishment
During the six months ended June 30, 2018, we extinguished $6.3 million of Master Trust 2014 debt, resulting in approximately $0.4 million in losses on debt extinguishment related to pre-payment premiums paid. During the same period in 2017, there was de minimus gain.
Gain on disposition of assets
During the six months ended June 30, 2018, we disposed of 30 properties and recorded gains totaling $3.3 million. These gains were primarily driven by $5.6 million in gains on the sale of three properties operated by Shopko. These gains were partially offset by a $1.6 million loss on the sale of 20 properties operated by a tenant in the restaurant-casual dining industry and $0.7 million in losses on the sale of seven vacant properties.
For the same period in 2017, we disposed of 31 properties and recorded gains totaling $19.6 million. These gains were primarily driven by $14.1 million in gains on the sale of eight properties operated by Shopko, a $2.4 million gain on the sale of a property operated by a tenant in the manufacturing industry, $1.7 million in gains on the sale of four properties operated by tenants in the restaurants-casual dining industry, and a $1.3 million gain on the sale of a property operated by a tenant in the education industry. These gains were partially offset by $0.6 million in losses on the sale of eight vacant properties.

PROPERTY PORTFOLIO INFORMATION

888	$233.8M	45	205	23
Properties	Annualized Contractual Rent	States	Tenants	Industries
Our diverse real estate portfolio at June 30, 2018 had:

◦	an Occupancy of 98.8%;

◦	56.4% of Contractual Rent from master leases;

◦	95.8% of leases containing contractual rent escalators (based on Contractual Rent); and

◦	a weighted average remaining lease term of 10.1 years.
Diversification By Tenant
Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties at June 30, 2018 (total square feet in thousands):

Tenant (1)	Number of Properties	Total Square Feet	Percent of Contractual Rent

Shopko	95	6,506	19.5%
AMC Entertainment, Inc.	14	696	4.7%
Academy, LTD.	2	1,564	4.2%
Universal Pool Co., Inc.	14	543	3.1%
Crème De La Crème (Lessee), Inc.	9	190	2.3%
Goodrich Quality Theaters	4	245	2.3%
Casual Male Retail Group Inc.	1	756	2.2%
Buehler Food Markets Inc.	5	503	2.2%
Carmax, Inc.	4	201	2.1%
Heartland Dental Holdings, Inc.	59	234	1.9%
Other	670	8,270	55.5%
Vacant	11	263	—%
Total	888	19,971	100.0%
(1)  Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2018 (total square feet in thousands):

Asset Type	Number of Properties	Total Square Feet	Percent of Contractual Rent

Retail	766	15,415	82.9%
Industrial	41	3,713	9.3%
Office	81	843	7.8%
Total	888	19,971	100.0%

Diversification By Industry
Industry concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2018 (total square feet in thousands):

Industry	Number of Properties	Total Square Feet	Percent of Contractual Rent

General Merchandise	98	6,606	19.7%
Restaurants-Quick Service	311	852	11.1%
Movie Theaters	29	1,519	10.2%
Restaurants-Casual Dining	106	754	9.4%
Medical / Other Office	80	652	6.4%
Sporting Goods	4	1,832	5.4%
Specialty Retail	23	954	4.4%
Education	18	431	4.4%
Home Furnishings	17	907	3.8%
Grocery	19	1,011	3.7%
Automotive Parts and Services	79	362	3.7%
Automotive Dealers	12	323	3.5%
Health and Fitness	14	562	3.3%
Apparel	3	1,019	2.7%
Other	3	183	2.1%
Entertainment	4	200	1.7%
Manufacturing	7	763	1.0%
Car Washes	6	48	1.0%
Building Materials	28	458	*
Drug Stores / Pharmacies	8	82	*
Distribution	1	94	*
Multi-Tenant	2	41	*
Dollar Stores	5	55	*
Vacant	11	263	—%
Total	888	19,971	100.0%
* Less than 1%

Diversification By Geography
Geographic concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2018 (total square feet in thousands):

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	64	2,698	11.8%	Arkansas	20	316	1.3
Wisconsin	35	2,770	9.3	New Mexico	10	76	1.2
Illinois	70	1,461	8.3	Colorado	7	198	1.2
Minnesota	25	1,398	5.6	Washington	5	348	1.2
Ohio	40	1,162	5.3	New York	10	104	1.1
Georgia	72	476	5.1	South Dakota	5	268	1.0
Michigan	64	1,184	4.4	Virginia	17	208	*
Indiana	41	637	4.3	Montana	3	254	*
Missouri	37	520	3.0	West Virginia	8	233	*
South Carolina	16	415	2.7	Nebraska	7	227	*
Pennsylvania	23	405	2.6	Kentucky	15	95	*
Florida	46	380	2.6	Idaho	4	233	*
Arizona	21	301	2.5	Mississippi	11	60	*
North Carolina	20	386	2.3	Wyoming	6	113	*
Massachusetts	1	756	2.2	Maryland	12	41	*
Oregon	6	300	1.9	New Jersey	3	292	*
Nevada	3	166	1.9	Louisiana	7	19	*
Tennessee	48	232	1.8	Utah	2	97	*
California	13	122	1.8	Rhode Island	1	22	*
Alabama	31	110	1.8	Alaska	1	50	*
Kansas	19	252	1.6	North Dakota	1	8	*
Oklahoma	17	201	1.5	Maine	1	6	*
Iowa	20	371	1.4
* Less than 1%

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.1 years. The information set forth in the table assumes that tenants do not exercise renewal options and/or any early termination rights (total square feet and Annualized Contractual Rent in thousands):

Leases Expiring In:	Number of Properties	Annualized Contractual Rent	Total Square Feet	Percent of Expiring Contractual Rent

2018	13	$1,783	121	0.8%
2019	72	11,282	998	4.8
2020	37	6,510	452	2.8
2021	61	11,809	1,180	5.1
2022	77	13,216	1,119	5.7
2023	24	4,035	361	1.7
2024	31	7,091	322	3.0
2025	38	15,947	783	6.8
2026	110	19,937	1,931	8.5
2027	62	38,242	3,397	16.4
Thereafter	352	103,922	9,044	44.4
Vacant	11	—	263	—
Total owned properties	888	$233,774	19,971	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, continued dispositions of our Other Properties and potential future bank borrowings.
Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing bonds using the Master Trust 2014 program discussed below, obtaining asset level financing and occasionally by issuing fixed rate secured or unsecured notes and debt or equity securities. We may issue common shares when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties.
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
Description of Certain Debt
The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

Master Trust 2014
Master Trust 2014 is an asset-backed securitization platform through which we raise capital by issuing non-recourse asset-backed securities collateralized by commercial real estate, net leases and mortgage loans. This collateral pool is managed by Spirit Realty, L.P., a related party, in capacity as property manager and special servicer. In general, monthly rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of Master Trust 2014. Any remaining funds are remitted to the issuers monthly on the note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the collateral pool. Proceeds from these transactions are held on deposit by the indenture trustee in the Release Account until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2018, $51.8 million and $5.5 million was held on deposit in the Release Account and Liquidity Reserve Account, respectively, and classified as restricted cash within deferred costs and other assets, net in the consolidated balance sheet.
As of June 30, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. All outstanding series of Master Trust 2014 were rated investment grade as of June 30, 2018.
The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2018	December 31, 2017

		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	2.1	$246,318	$252,437
Series 2014-2	5.8%	2.7	231,550	234,329
Series 2014-3	5.7%	3.7	310,014	311,336
Series 2014-4 Class A1	3.5%	1.6	149,484	150,000
Series 2014-4 Class A2	4.6%	11.6	349,328	358,664
Series 2017-1 Class A	4.4%	4.5	539,620	542,400
Series 2017-1 Class B	5.5%	4.5	132,000	132,000
Total Master Trust 2014 notes	4.9%	4.9	1,958,314	1,981,166
Debt discount, net			(24,491)	(36,342)
Deferred financing costs, net			(16,579)	(17,989)
Total Master Trust 2014, net			$1,917,244	$1,926,835
(1) Represents the individual series stated interest rates as of June 30, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of June 30, 2018.
CMBS
On January 22, 2018, we entered into a new non-recourse loan agreement, which is collateralized by a single distribution center property located in Katy, Texas. The loan has an initial term of 10 years to maturity with a stated interest rate of 5.14%. As a result of the issuance, we received approximately $84 million in proceeds, all of which was distributed to Spirit.
Debt Maturities
Future principal payments due on our various types of debt outstanding as of June 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter

Master Trust 2014	$1,958,314	$16,926	$35,199	$404,132	$242,248	$993,273	$266,536
CMBS	83,604	661	1,204	1,256	1,336	1,407	77,740
Total	$2,041,918	$17,587	$36,403	$405,388	$243,584	$994,680	$344,276

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
CASH FLOWS
The following table presents a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In Thousands)	2018	2017	Change

Net cash provided by operating activities	$46,804	$66,152	$(19,348)
Net cash provided by investing activities	24,856	59,690	(34,834)
Net cash used in financing activities	(40,511)	(114,660)	74,149
Net increase in cash and cash equivalents	$31,149	$11,182	$19,967
As of June 30, 2018, we had $97.7 million in cash, cash equivalents and restricted cash as compared to $66.5 million as of December 31, 2017 and $23.9 million as of June 30, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The net decrease in cash provided by operating activities was primarily attributable to an increase in cash interest expense of $15.6 million and a net decrease in operating assets and liabilities of $1.9 million, partially offset by an increase in cash revenue of $6.4 million and decreases in property costs of $0.6 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during the six months ended June 30, 2018 included $39.1 million in proceeds from the disposition of 30 properties and collections of principal on loans receivable totaling $3.0 million, partially offset by $15.3 million to fund the acquisition of four properties and capitalized real estate expenditures of $1.9 million.
During the same period in 2017, net cash provided by investing activities included proceeds of $84.9 million from the disposition of 31 properties, partially offset by $26.1 million to fund the acquisition of two properties and capitalized real estate expenditures of $0.9 million. Net cash provided by investing activities also included collection of principal on loans receivable of $1.7 million.
Financing Activities
Generally, our net cash used in financing activities is impacted by our contributions/distributions to Spirit for the period prior to the Spin-Off and our net borrowings under Master Trust 2014 and CMBS.
Net cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to net distributions to Spirit of $106.4 million, offset by net borrowings under our mortgages and notes payable of $69.0 million.
During the same period in 2017, net cash used in financing activities was primarily attributable to net distributions to Spirit of $106.7 million and payments of $7.9 million on our mortgages and notes payable.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements herein.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In Thousands)	2018 (1)	2017 (2)	2018 (3)	2017 (2)

Net (loss) income attributable to common stockholders	$(346)	$9,342	$(7,925)	$23,336
Add/(less):
Portfolio depreciation and amortization	21,109	20,275	42,102	40,885
Portfolio impairments	1,247	5,419	6,072	11,912
Gain on disposition of real estate assets	(4,948)	(8,389)	(3,254)	(19,578)
Total adjustments to net income	17,408	17,305	44,920	33,219

FFO	$17,062	$26,647	$36,995	$56,555
Add/(less):
Loss (gain) on debt extinguishment	108	(1)	363	(1)
Transaction costs	5,525	367	8,542	367
Real Estate Acquisition Costs	218	10	219	10
Non-cash interest expense	2,486	1,397	5,361	2,783
Straight-line rent, net of related bad debt expense	(587)	(466)	(1,434)	(859)
Other amortization and non-cash charges	133	192	223	324
Non-cash compensation expense	818	3,404	2,424	4,235
Total adjustments to FFO	8,701	4,903	15,698	6,859

AFFO	$25,763	$31,550	$52,693	$63,414

Dividends declared to common stockholders	$—	N/A	$—	N/A
Net (loss) income per share of common stock
Basic	$(0.01)	$0.22	$(0.18)	$0.54
Diluted	$(0.01)	$0.22	$(0.18)	$0.54
FFO per share of common stock
Diluted	$0.40	$0.62	$0.86	$1.32
AFFO per share of common stock
Diluted	$0.60	$0.74	$1.23	$1.48
Weighted average shares of common stock outstanding:
Basic	42,851,010	42,851,010	42,851,010	42,851,010
Diluted	42,851,010	42,851,010	42,851,010	42,851,010
(1) Amounts for the three months ended June 30, 2018 include two months of income and expense items based on the legal predecessor entities and one month of actual results from SMTA operations as a stand-alone company.
(2) Amounts for the three and six months ended June 30, 2017 are based entirely on results of the legal predecessor entities.
(3) Amounts for the six months ended June 30, 2018 include five months of income and expense items based on the legal predecessor entities and one month of actual results from SMTA operations as a stand alone company.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre-Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and adjusted EBITDAre (dollars in thousands):

	June 30,
(Unaudited, In Thousands)	2018	2017

Master Trust 2014, net	$1,917,244	$1,334,485
CMBS, net	82,504	—
	$1,999,748	$1,334,485
Add/(less):
Unamortized debt discount	24,491	16,855
Unamortized deferred financing costs	17,678	7,904
Cash and cash equivalents	(37,356)	(6)
Cash reserves on deposit with lenders as additional security classified as other assets	(60,303)	(23,864)
Total adjustments	(55,490)	889
Adjusted Debt	$1,944,258	$1,335,374

	Three Months Ended June 30,
(Unaudited, In Thousands)	2018	2017 (1)

Net (loss) income attributable to common stockholders	$(346)	$9,342
Add/(less):
Interest	27,743	18,775
Depreciation and amortization	21,109	20,275
Income tax expense	22	45
Gain on disposition of real estate assets	(4,948)	(8,389)
Impairments on real estate assets	1,247	5,419
Total adjustments	45,173	36,125
EBITDAre	$44,827	$45,467
Add/(less):
Transaction costs	5,525	367
Real estate acquisition costs	218	10
Loss (gain) on debt extinguishment	108	(1)
Total adjustments	5,851	376
Adjusted EBITDAre	$50,678	$45,843
Annualized Adjusted EBITDAre (2)	$202,712	$183,372

Interest Expense	$27,743	$18,775
Less: Non-cash interest	(2,486)	(1,397)
Preferred Stock Dividends	1,325	—
Fixed Charges	$26,582	$17,378

Adjusted Debt / Annualized Adjusted EBITDAre	9.3x	7.3x
Fixed Charge Coverage Ratio (Adjusted EBITDAre / Fixed Charges)	2.0x	2.6x

(1)
Amounts for historical years are based on the SMTA's allocated portion of Spirit’s expense. For further detail on the allocation, see related party transactions as described in Note 6 to the consolidated financial statements herein.

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
As of June 30, 2018, all $2.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting of our Master Trust 2014 notes and CMBS loan. As of June 30, 2018, the weighted average stated interest rate of the Master Trust 2014 obligations, excluding amortization of deferred financing costs and debt discounts, was approximately 4.9%. The stated interest rate of the CMBS obligation, excluding amortization of deferred financing costs, was 5.1%. As of June 30, 2018, we had no variable-rate obligations.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Loans receivable, net	$67,752	$68,522
Mortgages and notes payable, net (1)	$1,999,748	$2,064,421
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2018, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT (incorporated by reference to exhibit 10.1 of the Company's Form 10-Q filed on June 20, 2018)

10.2	Tax Matters Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.3
Insurance Sharing Agreement between Spirit Realty, L.P., Spirit Realty Capital, Inc. and Spirit MTA REIT (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.4	Registration Rights Agreement between Spirit Realty, L.P. and Spirit MTA REIT (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.5	Indemnification Agreement filed as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form 10-12B on May 4, 2018 and incorporated herein by reference

10.6	Form of Restricted Share Award Agreement filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form 10-12B on May 4, 2018 and incorporated herein by reference

10.7	Non-Employee Trustee Compensation Program filed as Exhibit 10.12 to Amendment No. 2 to the Company's Registration Statement on Form 10-12B on May 5, 2018 and incorporated herein by reference

10.8
Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan dated as of May 31, 2018 filed as Exhibit 99.1 of the Company's Registration Statement on Form S-8 on May 31, 2018 and incorporated herein by reference

31.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

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
Date: August 9, 2018