Form 10-Q
period 2018-09-30
Spirit MTA REIT
filed 2018-11-09
CIK 1722992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-38414
___________________________________________________________
SPIRIT MTA REIT
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	82-6712510
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2727 North Harwood Street, Suite 300 Dallas, Texas 75201	(972) 476-1409
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Yes  ☐ No  ☒
As of November 7, 2018, there were 43,000,862 commons shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE
This quarterly report of Spirit MTA REIT includes the financial information of the Company as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.
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
The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. Accordingly, the results of operations for the nine months ended September 30, 2018 and 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to May 31, 2018 and on a consolidated basis for all periods subsequent to May 31, 2018. The discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition as an independent, publicly traded company.

GLOSSARY

2018 Incentive Award Plan	Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan
AFFO	Adjusted Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014
Contractual Rent
Monthly contractual cash rent, excluding percentage rents, from properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period. We use Contractual Rent when calculating certain metrics that are useful to evaluate portfolio credit, asset type, industry, and geographic diversity and to manage risk.

CPI	Consumer Price Index
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	Spirit Realty, L.P., a wholly-owned subsidiary of Spirit
Master Trust 2014
The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time. Indirect special purpose entity subsidiaries of the Company are the borrowers.

NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
Other Properties	One of two reportable segments consisting of all properties not included in the Master Trust 2014 Collateral Pool
Properties	Owned properties and mortgage loans receivable secured by properties
Property Management and Servicing Agreement
Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made or the funds are applied as prepayment of principal
Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT
Spirit	Spirit Realty Capital, Inc.
SubREIT	Spirit MTA SubREIT, Inc., a wholly-owned subsidiary of SMTA
U.S.	United States of America
Vacant	Owned properties that are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA
REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT MTA REIT
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$971,444	$973,231
Buildings and improvements	1,707,970	1,658,023
Total real estate investments	2,679,414	2,631,254
Less: accumulated depreciation	(588,194)	(557,948)
	2,091,220	2,073,306
Loans receivable, net	66,950	32,307
Intangible lease assets, net	104,937	102,262
Real estate assets held for sale, net	22,106	28,460
Net investments	2,285,213	2,236,335
Cash and cash equivalents	16,188	6
Deferred costs and other assets, net	69,766	107,770
Goodwill	13,549	13,549
Total assets	$2,384,716	$2,357,660
Liabilities and equity
Liabilities:
Mortgages and notes payable, net	$1,993,572	$1,926,835
Intangible lease liabilities, net	22,222	23,847
Accounts payable, accrued expenses and other liabilities	32,885	16,060
Total liabilities	2,048,679	1,966,742
Commitments and contingencies (see Note 7)
Redeemable preferred equity:
SMTA Preferred Stock, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	150,000	—
SubREIT Preferred Stock, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,000 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,000	—
Total redeemable preferred equity	155,000	—
Stockholders' equity and parent company equity:
Net parent investment	—	390,918
Common stock, $0.01 par value, 750,000,000 shares authorized; 43,000,862 and 10,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	430	—
Capital in excess of common stock par value	200,448	—
Accumulated deficit	(19,841)	—
Total stockholders' equity and parent company equity	181,037	390,918
Total liabilities and equity	$2,384,716	$2,357,660
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rentals	$59,769	$55,257	$178,040	$167,645
Interest income on loans receivable	1,131	217	1,964	622
Tenant reimbursement income	518	691	1,499	1,841
Other income	993	2,994	1,934	4,144
Total revenues	62,411	59,159	183,437	174,252
Expenses:
General and administrative	1,795	4,862	11,221	18,593
Related party fees	8,369	1,411	13,450	4,150
Transaction costs	78	1,733	8,620	2,100
Property costs (including reimbursable)	1,909	2,189	5,369	6,210
Interest	27,672	18,733	83,427	56,324
Depreciation and amortization	20,969	19,891	63,071	60,776
Impairments	9,343	15,436	15,415	27,348
Total expenses	70,135	64,255	200,573	175,501
Loss before other income (loss) and income tax expense	(7,724)	(5,096)	(17,136)	(1,249)
Other income (loss):
(Loss) gain on debt extinguishment	—	—	(363)	1
Gain (loss) on disposition of real estate assets	4,210	(1,382)	7,464	18,196
Total other income (loss)	4,210	(1,382)	7,101	18,197
(Loss) income before income tax expense	(3,514)	(6,478)	(10,035)	16,948
Income tax expense	(60)	(45)	(139)	(135)
Net (loss) income and total comprehensive (loss) income	(3,574)	(6,523)	(10,174)	16,813
Preferred dividends	(3,975)	—	(5,300)	—
Net (loss) income attributable to common stockholders	$(7,549)	$(6,523)	$(15,474)	$16,813

Net (loss) income per share attributable to common stockholders
Basic	$(0.18)	$(0.15)	$(0.36)	$0.39
Diluted	$(0.18)	$(0.15)	$(0.36)	$0.39

Weighted average shares of common stock outstanding:
Basic	42,851,010	42,851,010	42,851,010	42,851,010
Diluted	42,851,010	42,851,010	42,851,010	42,851,010

Dividends declared per common share issued	$0.33	N/A	$0.33	N/A
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statement of Changes in Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Redeemable Preferred Equity					Stockholders' Equity and Parent Company Equity
	SMTA Preferred Stock		SubREIT Preferred Stock			Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Net Parent Investment	Total Stockholders' Equity and Parent Company Equity
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—	(351)	(9,823)	(10,174)
Contributions from parent company	—	—	—	—	—	—	—	—	—	174,515	174,515
Distributions to parent company	—	—	—	—	—	—	—	—	—	(200,183)	(200,183)
Issuance of shares of common stock, net	—	—	—	—	—	42,851,010	429	199,998	—	(200,427)	—
Issuance of shares of preferred stock, net	6,000,000	150,000	5,000	5,000	155,000	—	—	—	—	(155,000)	(155,000)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(5,300)	—	(5,300)
Dividends declared on common stock	—	—	—	—	—	—	—	—	(14,190)	—	(14,190)
Stock-based compensation, net	—	—	—	—		149,852	1	450	—	—	451
Balances, September 30, 2018	6,000,000	$150,000	5,000	$5,000	$155,000	43,000,862	$430	$200,448	$(19,841)	$—	$181,037
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net (loss) income	$(10,174)	$16,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,071	60,776
Impairments	15,415	27,348
Amortization of deferred financing costs	2,581	984
Amortization of debt discounts	5,291	3,207
Stock based compensation expense	2,875	5,101
Loss (gain) on debt extinguishment, net	363	(1)
Gain on disposition of real estate assets	(7,464)	(18,196)
Non-cash revenue	(2,145)	(2,554)
Bad debt expense and other	500	2,105
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(5,551)	3,636
Accounts payable, accrued expenses and other liabilities	1,970	1,843
Net cash provided by operating activities	66,732	101,062
Investing activities
Acquisitions of real estate	(112,694)	(27,058)
Capitalized real estate expenditures	(2,634)	(1,169)
Collections of principal on loans receivable	3,741	8,008
Proceeds from dispositions of real estate and other assets	68,862	128,746
Net cash (used in) provided by investing activities	(42,725)	108,527
Financing activities
Borrowings under mortgages and notes payable	92,216	—
Repayments under mortgages and notes payable	(31,935)	(11,959)
Debt extinguishment costs	(363)	—
Deferred financing costs	(1,415)	—
Preferred stock dividends paid	(5,300)	—
Common stock dividends paid	—	—
Contributions from parent company	91,662	89,421
Distributions to parent company	(198,038)	(249,865)
Net cash used in financing activities	(53,173)	(172,403)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,166)	37,186
Cash, cash equivalents and restricted cash, beginning of period	66,510	12,688
Cash, cash equivalents and restricted cash, end of period	$37,344	$49,874

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment contribution from parent	$80,429	$—
Investment distribution to parent	2,144	1,183
Financing provided in connection with the disposition of assets	2,888	—
Preferred equity issuance	155,000	—
Distributions declared and unpaid	14,190

Supplemental Cash Flow Disclosures:
Interest paid	$74,265	$52,185
Taxes paid	$280	$250
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
Costs associated with the Spin-Off incurred in the three months ended September 30, 2018 and 2017 totaled $0.1 million and $1.7 million, respectively, and in the nine months ended September 30, 2018 and 2017 totaled $8.6 million and $2.1 million, respectively. These are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income (loss).
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
These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of September 30, 2018 and December 31, 2017, net assets totaling $1.86 billion and $1.82 billion, respectively, were held and net liabilities totaling $2.02 billion and $1.96 billion, respectively, were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets.
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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company’s reserves for uncollectible amounts totaled $6.8 million and $3.5 million as of September 30, 2018 and December 31, 2017, respectively, against accounts receivable balances of $12.2 million and $5.0 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $0.3 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively, against straight-line rental revenue receivables of $27.2 million and $24.9 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
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

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$16,188	$6	$6
Restricted cash:
Release Account (1)	9,313	61,001	49,868
Liquidity Reserve (2)	5,570	5,503	—
Lender controlled accounts (3)	4,725	—	—
Other (4)	1,548	—	—
Total cash, cash equivalents and restricted cash	$37,344	$66,510	$49,874
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

(3)
Funds held in lender controlled accounts released after scheduled debt service requirements are met. As of September 30, 2018, $4.2 million of this balance was rent-related receipts associated with Master Trust 2014.

(4)	Funds held in escrow accounts until the related purchase/sale transaction closes.
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
The Company was wholly-owned by the Manager prior to the Spin-Off and was disregarded for federal income tax purposes. The Manager is wholly-owned by Spirit through certain direct and indirect ownership interests and is taxed as a partnership for Federal income tax purposes. Spirit has elected to be taxed as a REIT under the applicable provisions of the Code and, as a result, will not be subject to federal income tax as long as it distributes 100% of its taxable income and satisfies certain other requirements. Therefore, no provision for federal income tax has been made in the accompanying consolidated financial statements for the period prior to the Spin-Off.
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

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consists of ground leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company has elected to use all of the practical expedients available for adoption of this ASU except for the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances. The Company has begun implementation of the ASU and is currently evaluating the overall impact of this ASU on its consolidated financial statements.
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
Note 3. Investments
Real Estate Investments
As of September 30, 2018, the Company’s gross investment in real estate properties and loans totaled approximately $2.9 billion, representing investments in 884 owned properties and eight properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable and real estate assets held for sale. The portfolio is geographically dispersed throughout 45 states with Texas, at 11.9%, as the only state with a Real Estate Investment Value greater than 10.0% of the Real Estate Investment Value of the Company’s entire portfolio.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	907	11	918	$2,838,285	$32,307	$2,870,592
Acquisitions/improvements (1)	19	2	21	169,564	37,888	207,452
Dispositions of real estate (2)(3)	(42)	—	(42)	(90,442)	—	(90,442)
Principal payments and payoffs	—	(5)	(5)	—	(4,031)	(4,031)
Impairments	—	—	—	(15,415)	—	(15,415)
Write-off of gross lease intangibles	—	—	—	(23,122)	—	(23,122)
Loan premium amortization and other	—	—	—	(267)	786	519
Gross balance, September 30, 2018	884	8	892	$2,878,603	$66,950	$2,945,553
Accumulated depreciation and amortization				(682,940)	—	(682,940)
Other non-real estate assets held for sale				378	—	378
Net balance, September 30, 2018				$2,196,041	$66,950	$2,262,991
(1) Includes investments of $1.7 million in revenue producing capitalized expenditures, as well as $0.7 million of non-revenue producing capitalized expenditures as of September 30, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $23.0 million as of September 30, 2018.
(3) For the nine months ended September 30, 2018, the total loss on disposal of assets on held and used properties was $4.1 million and on held for sale properties was $3.4 million.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after October 1, 2018) are as follows (in thousands):

September 30, 2018
2018 Remainder	$58,888
2019	232,126
2020	222,310
2021	215,388
2022	202,488
Thereafter	1,290,455
Total future minimum rentals	$2,221,655
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

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premium and allowance for loan losses (in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans-principal	$31,517	$32,665
Mortgage loans-premium, net of amortization	—	31
Allowance for loan losses	—	(389)
Mortgage loans, net	31,517	32,307
Other note receivables - principal	35,000	—
Other notes receivables-discount, net of amortization	433	—
Total loans receivable, net	$66,950	$32,307
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
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2018	December 31, 2017
In-place leases	$183,957	$191,557
Above-market leases	23,864	24,691
Less: accumulated amortization	(102,884)	(113,986)
Intangible lease assets, net	$104,937	$102,262

Below-market leases	$38,099	$39,274
Less: accumulated amortization	(15,877)	(15,427)
Intangible lease liabilities, net	$22,222	$23,847
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $175 thousand and $63 thousand for the three months ended September 30, 2018 and 2017, respectively, and $501 thousand and $456 thousand for the nine months ended September 30, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $2.8 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively, and $8.1 million and $10.5 million for the nine months ended September 30, 2018 and 2017, respectively.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
Balances, December 31, 2017	7	$28,460
Transfers from real estate investments	14	38,685
Sales	(6)	(19,263)
Transfers to real estate investments held and used	(5)	(24,880)
Impairments	—	(896)
Balances, September 30, 2018	10	$22,106
Impairments
The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real estate and intangible asset impairment	$9,305	$14,550	$15,435	$26,876
Write-off of lease intangibles, net	38	886	(4)	472
Recovery of loans receivable, previously reserved	—	—	(16)	—
Total impairment loss	$9,343	$15,436	$15,415	$27,348
Impairments for the three months ended September 30, 2018 were comprised of $9.3 million on properties classified as held and used. Impairments for the three months ended September 30, 2017 were comprised of $11.7 million on properties classified as held and used and $3.7 million on properties classified as held for sale. Impairments for the nine months ended September 30, 2018 were comprised of $14.5 million on properties classified as held and used and $0.9 million on properties classified as held for sale. Impairments for the nine months ended September 30, 2017 were comprised of $20.4 million on properties classified as held and used and $6.9 million on properties classified as held for sale.
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
During the nine months ended September 30, 2018, the Company extinguished $6.3 million of Master Trust 2014 debt as a result of principal pre-payments, resulting in approximately $0.4 million in losses on debt extinguishment attributable to the pre-payment premiums paid. During the same period, scheduled principal payments of $24.9 million were made on the Master Trust 2014 notes.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	September 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	1.8	$243,632	$252,437
Series 2014-2	5.8%	2.5	230,541	234,329
Series 2014-3	5.7%	3.5	309,884	311,336
Series 2014-4 Class A1	3.5%	1.3	149,484	150,000
Series 2014-4 Class A2	4.6%	11.3	345,200	358,664
Series 2017-1 Class A	4.4%	4.2	539,163	542,400
Series 2017-1 Class B	5.5%	4.2	132,000	132,000
Total Master Trust 2014 notes	4.9%	4.6	1,949,904	1,981,166
Debt discount, net			(22,834)	(36,342)
Deferred financing costs, net			(15,749)	(17,989)
Total Master Trust 2014, net			$1,911,321	$1,926,835
(1) Represents the individual series stated interest rates as of September 30, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of September 30, 2018.
As of September 30, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust.
CMBS
On January 22, 2018, the Company entered into a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.42% as of September 30, 2018. As a result of the issuance, the Company received approximately $84.0 million in proceeds. The Company distributed all of the proceeds to Spirit. As of September 30, 2018, the loan had an outstanding principal balance of $83.3 million, after $0.7 million in scheduled principal payments, unamortized deferred financing costs of $1.1 million and a remaining maturity of 9.3 years.
Debt Maturities
As of September 30, 2018, scheduled debt maturities of Master Trust 2014 and CMBS debt are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2018 Remainder	$8,900	$—	$8,900
2019	36,403	—	36,403
2020	40,743	364,645	405,388
2021	23,620	219,964	243,584
2022	23,227	971,453	994,680
Thereafter	182,612	161,664	344,276
Total	$315,505	$1,717,726	$2,033,231

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$25,160	$17,325	$75,555	$52,133
Non-cash interest expense:
Amortization of deferred financing costs	855	331	2,581	984
Amortization of debt discount	1,657	1,077	5,291	3,207
Total interest expense	$27,672	$18,733	$83,427	$56,324

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
During the quarter ended September 30, 2018, the Company declared $14.2 million in SMTA Common Stock dividends and had 43,000,862 shares of Common Stock outstanding as of September 30, 2018.
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
The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). During the quarter ended September 30, 2018, the Company paid $3.8 million in SMTA Preferred Stock dividends and had 6.0 million shares of 10.0% SMTA Preferred Stock outstanding as of September 30, 2018.
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

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The SubREIT Preferred Stock pays cash dividends at the rate of 18.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $45.00 per share on a quarterly basis and $180.00 per share on an annual basis). During the quarter ended September 30, 2018, the Company paid $225 thousand in SubREIT Preferred Stock dividends and had 5,000 shares of the SubREIT Preferred Stock outstanding as of September 30, 2018.
Dividends Declared
For the nine months ended September 30, 2018, the Company's Board of Trustees declared the following stock dividends for SMTA Preferred Stock and SMTA Common Stock and SubREIT's Board of Directors declared the following stock dividends for SubREIT Preferred Stock:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
SMTA Preferred Stock (1)	Jun 19, 2018	$0.2083	Jun 19, 2018	$1,250	Jun 29, 2018
SubREIT Preferred Stock (1)	Jun 14, 2018	$15.0000	Jun 19, 2018	$75	Jun 29, 2018
SMTA Preferred Stock	Aug 9, 2018	$0.6250	Sep 14, 2018	$3,750	Sep 28, 2018
SubREIT Preferred Stock	Aug 9, 2018	$45.0000	Sep 14, 2018	$225	Sep 28, 2018
Common Stock
	Aug 9, 2018	$0.3300	Sep 28, 2018	$14,190	Oct 15, 2018
(1) Dividend was prorated for the period from June 1, 2018 to June 30, 2018.
The Common Stock dividend declared on August 9, 2018 was paid on October 15, 2018 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2018.
Note 6. Related Party Transactions
Related Party Transfers and Acquisitions
The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. During the nine months ended September 30, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million and during the nine months ended September 30, 2018 Spirit contributed ten properties to the Company with an aggregate net book value of $44.9 million and a $35.0 million B-1 Term Loan with Shopko as borrower, all of which are reflected as non-cash activity in the consolidated statement of cash flows. For the nine months ended September 30, 2017, the Company purchased one property from Spirit for $16.0 million, which is reflected in the consolidated statement of cash flows as acquisitions of real estate. For these transactions, due to all entities being under common control at the time of transaction, no gain or loss was recognized by the Company and the acquired properties are accounted for by the Company at their historical cost basis to Spirit. The amount paid in excess of historical cost basis was recognized as distribution to parent company.
During the third quarter of 2018, Spirit acquired a portfolio of properties and subsequently assigned three of the acquired properties to SMTA. In conjunction with the assignment, the Company paid a $392.5 thousand equalization payment to Spirit to ensure a consistent capitalization rate for the acquired properties between the Company and Spirit.
Related Party Loans Receivable
SMTA has four mortgage loans receivable where wholly-owned subsidiaries of Spirit are the borrower, and the loans are secured by six single-tenant commercial properties. These mortgage loans, which have a weighted average stated interest rate of 1.0%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. In total, these mortgage notes had outstanding principal of $28.6 million and $30.8 million at September 30, 2018 and December 31, 2017, respectively, which is included in loans receivable, net on the consolidated balance sheets. The mortgage notes generated $72.2 thousand and $79.6 thousand of income for the three months ended September 30, 2018 and 2017, respectively, and $222.5 thousand and $244.7 thousand for the nine months ended September 30, 2018 and 2017, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income (loss).

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

As specified in the original loan agreements dated May 20, 2014, these mortgage notes have maturity dates between June 1, 2027 and April 1, 2028, with a weighted average maturity of 9.5 years at September 30, 2018.
Related Party Notes Payable
In conjunction with the Series 2017-1 notes issuance completed in December 2017, the Manager, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.6 million and $33.7 million at September 30, 2018 and December 31, 2017, respectively, and is included in mortgages and notes payable, net on the consolidated balance sheets. The notes have a weighted average stated interest rate of 4.6% with a weighted average term of 4.2 years to expected maturity as of September 30, 2018. Interest expense on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 includes $0.4 million and $1.2 million of interest expense, respectively, paid to the Manager in relation to these notes.
Related Party Property Management and Servicing Agreement
The Manager provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. During the three months ended September 30, 2018 and 2017, property management fees of $1.6 million and $1.1 million, respectively, were incurred and during the nine months ended September 30, 2018 and 2017, property management fees of $4.6 million and $3.4 million, respectively, were incurred. Special servicing fees of $0.2 million and $0.3 million were incurred during the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.7 million were incurred in the nine months ended September 30, 2018 and 2017, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, the Company had an accrued payable balance of $0.4 million related to these fees.
Related Party Asset Management Agreement
In conjunction with the Spin-Off, SMTA and the Manager entered into the Asset Management Agreement pursuant to which the Manager will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, SMTA will pay $20 million per annum, payable monthly in arrears. Additionally, the Manager may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. $1.6 million in expense for the promoted interest fee has been recognized as of September 30, 2018. The fair value of the promote fee was calculated using a Monte Carlo simulation model, which incorporated the initial 30-day volume weighted average share price of SMTA of $10.01, a projected volatility rate for SMTA, a risk-free rate, and other variables over the 36 month service period as defined in the Asset Management Agreement. The resulting total estimated fair value of the promote is $14.6 million and is amortized over the service period. During the three and nine months ended September 30, 2018, asset management fees of $5.0 million and $6.7 million were incurred, respectively, which are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset management fees of $1.7 million and promote fees of $1.6 million were accrued at September 30, 2018 and are included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.
Related Party Cost Sharing Arrangements and Other Accrued Balances
In conjunction with the Spin-Off, SMTA and Spirit entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that SMTA must reimburse in a timely manner. As part of the Separation and Distribution Agreement, Spirit contributed $3.0 million of cash to SMTA at the time of the Spin-Off. Additionally, in relation to rental payments received by SMTA subsequent to the Spin-Off that relate to rents prior to the Spin-Off, SMTA was required to reimburse $2.0 million to Spirit within 60 days of the Spin-Off, which was reimbursed

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

to Spirit during the quarter ended September 30, 2018. There was $0.1 million payable to Spirit and $0.4 million receivable from Spirit in connection with these arrangements at September 30, 2018.
Expense Allocations
As described in Note 2, the accompanying consolidated financial statements present the operations of the Company as "carved out" from the financial statements of Spirit through the date of the Spin-Off. General and administrative expenses and transaction costs were first specifically identified based on direct usage or benefit. The remaining general and administrative expenses and transaction costs for the period prior to the Spin-Off have been allocated to the Company based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allocated corporate expenses:
Cash compensation and benefits	$—	$1,710	$3,965	$6,388
Stock compensation	—	866	2,424	5,101
Professional fees	—	881	1,013	2,759
Other corporate expenses	—	504	1,068	1,734
Total corporate expenses	—	3,961	8,470	15,982
Transaction Costs	—	545	3,957	575
Total allocated costs	$—	$4,506	$12,427	$16,557
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
As of September 30, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2018, the Company had commitments totaling $2.6 million, all of which relate to funding improvements on properties the Company currently owns. The Company expects to be fund these commitments by the end of fiscal year 2019.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2018, no accruals have been made.

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
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Long-lived assets held and used	$24,999	$—	$—	$24,999
Long-lived assets held for sale	$3,299	$—	$—	$3,299

December 31, 2017
Long-lived assets held and used	$11,077	$—	$—	$11,077
Long-lived assets held for sale	$30,956	$—	$—	$30,956

During the nine months ended September 30, 2018 and for the year ended December 31, 2017, we determined that 17 and five long-lived assets held and used, respectively, were impaired.
For four of the held and used properties impaired during the nine months ended September 30, 2018 and four of the held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using the price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	September 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$53.49 - $499.17	$113.49	46,427	$18.40 - $285.98	$72.04	68,871
Office	$—	$—	—	$81.61 - $244.86	$149.49	19,821

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

For the 13 held and used properties impaired during the nine months ended September 30, 2018 and one held and used property impaired during the year ended December 31, 2017, the Company estimated property fair value using the price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and a broker opinion of value used as inputs (price per square foot in dollars):

	September 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$57.50 - $109.79	$86.43	222,531	$88.89	$88.89	22,500
For the nine months ended September 30, 2018 and year ended December 31, 2017, we determined that one and six long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from signed purchase and sale agreements as follows (price per square foot in dollars):

	September 30, 2018			December 31, 2017
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$38.87	$38.87	90,334	$55.30 - $346.23	$299.89	87,248
Industrial	$—	$—	—	$54.21	$54.21	96,845
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$66,950	$67,507	$32,307	$29,076
Mortgages and notes payable, net (1)	$1,993,572	$2,041,280	$1,926,835	$2,030,191
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 9. Significant Credit and Revenue Concentration
As of September 30, 2018 and December 31, 2017, the Company's real estate investments were operated by 205 and 201 tenants, respectively, that operate within retail, office and industrial property types across various industries throughout the U.S. Shopko operates in the general merchandise industry and is the Company's largest tenant as a percentage of rental revenue. Total rental revenues from properties leased to Shopko for the three months ended

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2018 and 2017 contributed 18.9% and 22.1% of the rental revenue presented in the accompanying consolidated statements of operations and comprehensive income (loss). No other tenant contributed 5% or more of the rental revenue during any of the periods presented. As of both September 30, 2018 and December 31, 2017, the Company's net investment in Shopko properties represents approximately 14.0% and 15.8%, respectively, of the Company's total assets presented in the accompanying consolidated balance sheets. Additionally, the Company holds a B-1 Term Loan that was issued by Shopko in April 2018, see Note 3 for further discussion. This B-1 Term Loan contributed 89.4% of the interest income on loans receivable presented in the accompanying consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2018. As of September 30, 2018, the B-1 Term Loan represents approximately 1.5% of the Company's total assets presented in the accompanying consolidated balance sheet.
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
The shares of common stock outstanding at the Spin-Off date are reflected as outstanding for all periods prior to the Spin-Off. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted (loss) income:
Net (loss) income and total comprehensive (loss) income	$(3,574)	$(6,523)	$(10,174)	$16,813
Less: dividends paid to preferred stockholders	(3,975)	—	(5,300)	—
Less: income attributable to unvested restricted stock	(49)	—	(49)	—
Net (loss) income attributable to common stockholders used in basic and diluted (loss) income per share	$(7,598)	$(6,523)	$(15,523)	$16,813

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	42,974,801	42,851,010	42,892,727	42,851,010
Less: Unvested weighted average shares of restricted stock	(123,791)	—	(41,717)	—
Weighted average shares of common stock outstanding used in basic (loss) income per share	42,851,010	42,851,010	42,851,010	42,851,010
Net (loss) income per share attributable to common stockholders	$(0.18)	$(0.15)	$(0.36)	$0.39

Dilutive weighted average shares of common stock (1):
Weighted average shares of common stock outstanding used in diluted (loss) income per share	42,851,010	42,851,010	42,851,010	42,851,010
Net (loss) income per share attributable to common stockholders - diluted	$(0.18)	$(0.15)	$(0.36)	$0.39

Total potentially dilutive shares of common stock (1)	—	—	—	—
(1) As of September 30, 2018 and 2017, there were no adjustments to the weighted average shares of common stock outstanding used in the diluted calculation given there were no potentially dilutive shares.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

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
Master Trust 2014 is an asset-backed securitization platform, see Note 4, with specific criteria for operating the Collateral Pool, including restrictions on use of Release Account cash, concentration thresholds which cannot be exceeded, and a minimum debt service coverage ratio which must be met. Operations for the Other Properties are focused on monetization of the assets through dispositions, or could include redevelopment or outparcel development where prudent.
Segment results are comprised of revenues, property management and servicing fees, property expenses (which include property costs, depreciation and amortization, and impairments), and interest expense. General and administrative expenses, asset management fees under the Asset Management Agreement, transaction costs, and income taxes are not allocated to individual segments for purposes of assessing segment performance. The Company believes that segment results serve as a useful supplement to net (loss) income because they allow investors and management to measure the Company's progress against its stated strategy.
The performance of the reportable segments is not comparable with the Company's consolidated results and is not necessarily comparable with similar information for any other REITs. Additionally, because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
Segment results for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Revenues	$46,174	$16,237	$62,411	$43,451	$15,708	$59,159
Property Management and Servicing Fees (1)	(1,750)	—	(1,750)	(1,411)	—	(1,411)
Property expenses	(20,660)	(11,561)	(32,221)	(28,306)	(9,210)	(37,516)
Interest expense	(26,551)	(1,121)	(27,672)	(18,733)	—	(18,733)
Gain (loss) on disposition of assets	1,386	2,824	4,210	(185)	(1,197)	(1,382)
Segment (loss) income	$(1,401)	$6,379	$4,978	$(5,184)	$5,301	$117
Non-allocated expenses			(8,552)			(6,640)
Net loss			$(3,574)			$(6,523)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Revenues	$136,170	$47,267	$183,437	$126,237	$48,015	$174,252
Property Management and Servicing Fees (1)	(5,164)	—	(5,164)	(4,150)	—	(4,150)
Property expenses	(58,717)	(25,138)	(83,855)	(66,114)	(28,220)	(94,334)
Interest expense	(80,348)	(3,079)	(83,427)	(56,324)	—	(56,324)
(Loss) gain on debt extinguishment	(363)	—	(363)	—	1	1
(Loss) gain on disposition of assets	(757)	8,221	7,464	5,527	12,669	18,196
Segment (loss) income	$(9,179)	$27,271	$18,092	$5,176	$32,465	$37,641
Non-allocated expenses			(28,266)			(20,828)
Net (loss) income			$(10,174)			$16,813
(1) Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset Management Fees, the other component of related party fees, are included in non-allocated expenses above.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Assets and liabilities by reportable segment are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Net investments	$1,750,855	$534,358	$2,285,213	$1,721,583	$514,752	$2,236,335
Restricted cash	19,034	2,122	21,156	66,504	—	66,504
Segment assets	$1,769,889	$536,480	$2,306,369	$1,788,087	$514,752	$2,302,839
Other assets			78,347			54,821
Total assets			$2,384,716			$2,357,660

Mortgages and notes payable, net	$1,911,321	$82,251	$1,993,572	$1,926,835	$—	$1,926,835
Intangible lease liabilities, net	17,593	4,629	22,222	19,725	4,122	23,847
Segment liabilities	$1,928,914	$86,880	$2,015,794	$1,946,560	$4,122	$1,950,682
Other liabilities			32,885			16,060
Total liabilities			$2,048,679			$1,966,742
Dispositions by reportable segment are as follows (dollars in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Properties(1)	Gross Proceeds(1)	Properties	Gross Proceeds
Master Trust 2014	29	$31,796	42	$62,463
Other Properties	10	44,022	22	73,158
Total	39	$75,818	64	$135,621
(1) Excludes three properties transfered to Spirit prior to the Spin-Off, see Note 6.
Note 12. 2018 Incentive Award Plan
During the nine months ended September 30, 2018, the Company granted 149.9 thousand restricted shares under the 2018 Incentive Award Plan to members of the Board of Trustees, all of which were unvested as of September 30, 2018. The Company recorded $1.7 million in deferred compensation associated with these grants, which will be recognized over the service period of the awards.
For both the three and nine months ended September 30, 2018, the Company recognized $451.2 thousand in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
As of September 30, 2018, the remaining unamortized stock-based compensation expense totaled $1.2 million, all of which is related to restricted stock awards. Amortization is recognized on a straight-line basis over the service period of the awards.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Note 13. Subsequent Events
CMBS Loan
On November 1, 2018, SMTA closed on a $165.0 million non-recourse financing loan secured by our remaining 85 Shopko assets in our Other Properties portfolio. The loan is pre-payable, in whole or in part, without penalty and bears interest at a rate of one month LIBOR plus 750 basis points. The loan is subject to scheduled amortization payments of $1.0 million per month. The initial maturity is November 15, 2019, with two one-year extension options, subject to certain conditions.
Variable Funding Note
On November 1, 2018, SMTA closed on a $50.0 million variable funding note ("VFN") within Master Trust 2014, which is secured by properties of Master Trust 2014 and has an anticipated repayment date of November 1, 2021. Interest on the VFN will be payable at a rate per annum equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Note Purchase Agreement. There is a commitment fee on the unused portion of the VFN of 0.5% per annum. No funds have been drawn on the VFN as of November 7, 2018.

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

OVERVIEW AND BASIS OF PRESENTATION
SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which held (i) Master Trust 2014, an asset-backed securitization trust which issues non-recourse asset-back securities collateralized by commercial real estate, net-leases and mortgage loans, (ii) all of Spirit's properties leased to Shopko, (iii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iv) a portfolio of unencumbered properties, as well as newly formed legal entities that hold ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million. The activities of the newly formed legal entities are not reflected in the accompanying financial statements balances or results of operations prior to May 31, 2018, but the ten additional properties, the B-1 Term Loan and cash are reflected as contributions within the three and nine months ended September 30, 2018 as of their respective legal dates of transfer.
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
HIGHLIGHTS
For the three months ended September 30, 2018:

•
Invested $97.4 million in acquisitions comprising five properties, with a weighted average lease term of 15.8 years, a weighted-average initial cash yield of approximately 6.44% and an economic yield of 7.60%.

•	Disposed of nine properties for $31.6 million in gross proceeds. Among the sales were five properties leased to Shopko for gross proceeds of $23.1 million.

•	The Board of Trustees of SMTA declared a total cash dividend of $0.33 per common share and a cash dividend of $0.625 per share of SMTA Preferred Stock.

•	Generated Net Loss of $0.18 per share, FFO of $0.43 per share and AFFO of $0.52 per share.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
(In Thousands)	2018	2017	Change	% Change

Revenues:
Rentals	$59,769	$55,257	$4,512	8.2%
Interest income on loans receivable	1,131	217	914	NM
Tenant reimbursement income	518	691	(173)	(25.0)%
Other income	993	2,994	(2,001)	(66.8)%
Total revenues	62,411	59,159	3,252	5.5%
Expenses:
General and administrative	1,795	4,862	(3,067)	(63.1)%
Related party fees	8,369	1,411	6,958	NM
Transaction costs	78	1,733	(1,655)	(95.5)%
Property costs (including reimbursable)	1,909	2,189	(280)	(12.8)%
Interest	27,672	18,733	8,939	47.7%
Depreciation and amortization	20,969	19,891	1,078	5.4%
Impairment	9,343	15,436	(6,093)	(39.5)%
Total expenses	70,135	64,255	5,880	9.2%
Loss before other income (expense) and income tax expense	(7,724)	(5,096)	(2,628)	(51.6)%
Other income (expense):
Gain (loss) on disposition of real estate assets	4,210	(1,382)	5,592	NM
Total other income (expense)	4,210	(1,382)	5,592	NM
Loss before income tax expense	(3,514)	(6,478)	2,964	45.8%
Income tax expense	(60)	(45)	(15)	(33.3)%
Net loss	$(3,574)	$(6,523)	$2,949	45.2%
NM-Percentages over 100% are not displayed.

Revenues
Rentals
Rental revenue for the comparative period increased primarily as a result of increases in contractual rents, which increased 7.4% as SMTA was a net acquirer over the trailing twelve-month period (based on Real Estate Investment Value). We received ten properties from Spirit as a contribution in conjunction with the Master Trust 2014 issuance with a Real Estate Investment Value of $238.1 million, acquired nine properties for $112.7 million, and received an additional ten properties from Spirit in conjunction with the Spin-Off with a Real Estate Investment Value of $54.2 million. During the same period, we disposed of 51 properties with a Real Estate Investment Value of $104.4 million and transfered three properties to Spirit in conjunction with the Spin-Off with a Real Estate Investment Value of $3.2 million. Additionally, as of September 30, 2018, 24 of our properties were vacant, compared to 32 vacancies as of December 31, 2017.
During the three months ended September 30, 2018 and 2017, non-cash rental revenues were $0.8 million and $0.7 million, respectively, representing approximately 1.3% and 1.2%, respectively, of total rental revenue.
Interest income on loans receivable
The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 12% term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Other income
Period-over-period other income decreased primarily due to a decrease in lease termination fees received. For the three months ended September 30, 2018, we received $0.4 million in lease termination fees from eight properties with tenants in the restaurant - casual dining industry, compared to $2.8 million in lease termination fees received primarily from one property with a tenant in the medical/other office industry during the three months ended September 30, 2017.
Expenses
General and administrative and Transaction costs
For periods prior to the Spin-Off, general administrative expenses and transaction costs are comprised of amounts specifically identified and amounts allocated from Spirit's financial statements.
Specifically identified expenses: All $1.8 million of the general and administrative expenses during the three months ended September 30, 2018 and $0.9 million of the general and administrative expenses for the same period in 2017 were specifically identified based on direct usage or benefit. Transaction costs are the expenses associated with the Spin-Off. All $0.1 million of the transaction costs during the three months ended September 30, 2018 and $1.2 million of the transaction costs for the same period in 2017 were specifically identified based on direct usage or benefit. As a result, specifically identified expenses remained relatively flat at $1.9 million during the three months ended September 30, 2018, compared to $2.1 million during the three months ended September 30, 2017.
Allocated expenses: The decrease in general and administrative expenses and transaction costs period-over-period is a result of there being no allocated expenses for the three months ended September 30, 2018 since SMTA operated as an independent company, compared to approximately $4.5 million of allocated expenses for the three months ended September 30, 2017. These have been allocated from Spirit’s financial statements, based on SMTA's property count relative to Spirit’s property count. SMTA's property count was 920 properties at September 30, 2017 compared to Spirit’s property count of 2,525 properties.
Related party fees
In conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with Spirit Realty, L.P. for a $20 million flat fee per annum, plus a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period if certain conditions are met. Therefore, asset management fees of $5.0 million were incurred and a promoted interest of $1.6 million was recognized for the three months ended September 30, 2018, which was the primary driver of the increase in related party fees period-over-period.
Additionally, property management fees for Master Trust 2014 accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value of Master Trust 2014 has increased from $1.9 billion at September 30, 2017 to $2.6 billion at September 30, 2018 as a result of the issuance completed in December 2017 and acquisitions in 2018. The increase in collateral value resulted in an increase of property management and special servicing fees paid to our Manager of $0.3 million period-over-period.
Property costs (including reimbursable)
For the three months ended September 30, 2018, property costs were $1.9 million (including $0.9 million of tenant reimbursable expenses) compared to $2.2 million (including $0.8 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $0.4 million was driven primarily by a decrease in non-reimbursable property taxes on vacant properties, as well as a decrease in non-reimbursable property taxes on operating properties as a result of fewer tenant credit issues.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in December 2017 and a new CMBS loan entered into in January 2018. See Note 4 to the financial statements herein.
The following table summarizes our interest expense:

	Three Months Ended September 30,
(In Thousands)	2018	2017

Interest expense-Master Trust 2014	$24,064	$17,325
Interest expense-CMBS	1,096	—
Non-cash interest expense:
Amortization of deferred financing costs	855	331
Amortization of debt discount, net	1,657	1,077
Total interest expense	$27,672	$18,733
Depreciation and amortization
During the twelve months ended September 30, 2018, we acquired or received through contribution 29 properties, representing a Real Estate Investment Value of $405.0 million, and we disposed of or contributed 54 properties with a Real Estate Investment Value of $107.6 million. Therefore, as a net acquirer during the period based on Real Estate Investment Value, depreciation and amortization increased period-over-period.
The following table summarizes our depreciation and amortization expenses:

	Three Months Ended September 30,
(In Thousands)	2018	2017

Depreciation of real estate assets	$18,218	$17,280
Amortization of lease intangibles	2,751	2,611
Total depreciation and amortization	$20,969	$19,891
Impairment
During the three months ended September 30, 2018, we recorded impairment losses of $9.3 million, of which $6.3 million of the impairment was recorded on four vacant held for use properties. The remaining $3.0 million of impairment was recorded on three underperforming held for use properties.

During the three months ended September 30, 2017, we recorded impairment losses of $15.4 million, of which $12.8 million of the impairment was recorded on vacant properties, comprised of $12.0 million recorded on five vacant held for use properties and $0.8 million recorded on one vacant held for sale property. The remaining $2.6 million of impairment was recorded on underperforming properties, comprised of $2.9 million recorded on five underperforming held for sale properties, offset by a $0.3 million write-off of intangible lease liabilities on one underperforming held for use property.
Gain (loss) on disposition of assets
During the three months ended September 30, 2018, we disposed of nine properties and recorded net gains totaling $4.2 million. There were $3.0 million in net gains on the sale of six active properties, including the sale of five properties operated by Shopko. The remaining $1.2 million in net gains were from the sale of three vacant properties.
For the same period in 2017, we disposed of 33 properties and recorded net losses totaling $1.4 million. There were $0.5 million in net losses on the sale of three properties operated by Shopko. The remaining $0.9 million in net losses were from the sale of 30 vacant properties.
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	% Change

Revenues:
Rentals	$178,040	$167,645	$10,395	6.2%
Interest income on loans receivable	1,964	622	1,342	NM
Tenant reimbursement income	1,499	1,841	(342)	(18.6)%
Other income	1,934	4,144	(2,210)	(53.3)%
Total revenues	183,437	174,252	9,185	5.3%
Expenses:
General and administrative	11,221	18,593	(7,372)	(39.6)%
Related party fees	13,450	4,150	9,300	NM
Transaction costs	8,620	2,100	6,520	NM
Property costs (including reimbursable)	5,369	6,210	(841)	(13.5)%
Interest	83,427	56,324	27,103	48.1%
Depreciation and amortization	63,071	60,776	2,295	3.8%
Impairment	15,415	27,348	(11,933)	(43.6)%
Total expenses	200,573	175,501	25,072	14.3%
Loss before other income and income tax expense	(17,136)	(1,249)	(15,887)	NM
Other income:
(Loss) gain on debt extinguishment	(363)	1	(364)	NM
Gain on disposition of real estate assets	7,464	18,196	(10,732)	(59.0)%
Total other income	7,101	18,197	(11,096)	(61.0)%
(Loss) income before income tax expense	(10,035)	16,948	(26,983)	NM
Income tax expense	(139)	(135)	(4)	(3.0)%
Net (loss) income	$(10,174)	$16,813	$(26,987)	NM
NM-Percentages over 100% are not displayed.

Revenues
Rentals
Rental revenue for the comparative period increased primarily as a result of increases in contractual rents, which increased 5.9% as SMTA was a net acquirer over the trailing twelve-month period (based on Real Estate Investment Value). We received ten properties from Spirit as a contribution in conjunction with the Master Trust 2014 issuance with a Real Estate Investment Value of $238.1 million, acquired nine properties for $112.7 million, and received an additional ten properties from Spirit in conjunction with the Spin-Off with a Real Estate Investment Value of $54.2 million. During the same period, we disposed of 51 properties with a Real Estate Investment Value of $104.4 million and transfered three properties to Spirit in conjunction with the Spin-Off with a Real Estate Investment Value of $3.2 million. Additionally, as of September 30, 2018, 24 of our properties were vacant, compared to 32 vacancies as of December 31, 2017.
During the nine months ended September 30, 2018 and 2017, non-cash rental revenues were $2.2 million and $2.5 million, respectively, representing approximately 1.2% and 1.5%, respectively, of total rental revenue.
Interest income on loans receivable
The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 12% term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Other income
Period-over-period other income decreased primarily due to a decrease in lease termination fees received. For the nine months ended September 30, 2018, we received $0.5 million in lease termination fees primarily received from eight properties with tenants in the restaurant - casual dining industry, compared to $3.5 million in lease termination fees received primarily from one property with a tenant in the medical/other office industry and nine properties with tenants in the restaurant - casual dining industry during the nine months ended September 30, 2017.
Expenses
General and administrative and Transaction costs
For periods prior to the Spin-Off, general administrative expenses and transaction costs are comprised of amounts specifically identified and amounts allocated from Spirit's financial statements.
Specifically identified expenses: General and administrative expenses of $2.8 million and $2.6 million during the nine months ended September 30, 2018 and 2017, respectively, were specifically identified based on direct usage or benefit. Transaction costs are the expenses associated with the Spin-Off and, for the nine months ended September 30, 2018, $4.7 million were specifically identified based on direct usage or benefit. For nine months ended September 30, 2017, $1.5 million of transaction costs were specifically identified. As such, specifically identified expenses increased period-over-period, primarily as a result of increases in specifically identified transaction costs period-over-period.
Allocated expenses: The increase from specifically identified expenses was offset by a decrease in allocated general and administrative expenses and transaction costs period-over-period. These have been allocated from Spirit’s financial statements for the periods prior to the completion of the Spin-Off, based on SMTA's property count relative to Spirit’s property count. SMTA’s property count decreased from 920 properties at September 30, 2017 compared to 893 properties at May 31, 2018. Spirit’s property count also decreased from 2,525 properties to 2,432 for the same period. As such, the allocation percentage year over year remained relatively flat. Therefore, the net decrease in allocated expenses is a direct result of Spirit’s decreased general and administrative expenses period-over-period, partially offset by an increase in transaction costs.

Related party fees
In conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with Spirit Realty, L.P. for a $20 million flat fee per annum, plus a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period if certain conditions are met. Therefore, asset management fees of $6.7 million were incurred and a promoted interest of $1.6 million was recognized for the four months subsequent to the Spin-Off, which was the primary driver of the increase in related party fees period-over-period.
Additionally, property management fees for Master Trust 2014 accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value of Master Trust 2014 has increased from $1.9 billion at September 30, 2017 to $2.6 billion at September 30, 2018 as a result of the issuance completed in December 2017 and acquisitions in 2018. The increase in collateral value resulted in an increase of property management and special servicing fees paid to our Manager of $1.0 million period-over-period.
Property costs (including reimbursable)
For the nine months ended September 30, 2018, property costs were $5.4 million (including $2.1 million of tenant reimbursable expenses) compared to $6.2 million (including $1.9 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $1.0 million was driven primarily by a decrease in non-reimbursable property taxes on vacant properties.
Interest
The increase in interest expense is primarily related to the new issuance of Master Trust 2014 notes in December 2017 and a new CMBS loan entered into in January 2018. See Note 4 to the financial statements herein.
The following table summarizes our interest expense:

	Nine Months Ended September 30,
(In Thousands)	2018	2017

Interest expense-Master Trust 2014	$72,544	$52,133
Interest expense-CMBS	3,011	—
Non-cash interest expense:
Amortization of deferred financing costs	2,581	984
Amortization of debt discount, net	5,291	3,207
Total interest expense	$83,427	$56,324
Depreciation and amortization
During the twelve months ended September 30, 2018, we acquired or received through contribution 29 properties, representing a Real Estate Investment Value of $405.0 million, and we disposed of or contributed 54 properties with a Real Estate Investment Value of $107.6 million. Therefore, as a net acquirer during the period based on Real Estate Investment Value, depreciation and amortization increased period-over-period.
The following table summarizes our depreciation and amortization expenses:

	Nine Months Ended September 30,
(In Thousands)	2018	2017

Depreciation of real estate assets	$54,928	$52,841
Amortization of lease intangibles	8,143	7,935
Total depreciation and amortization	$63,071	$60,776

Impairment
During the nine months ended September 30, 2018, we recorded impairment losses of $15.4 million, of which $8.6 million of the impairment was recorded on nine held for use vacant properties. The remaining $6.8 million of the impairment was recorded on underperforming properties, comprised of $6.0 million recorded on 14 underperforming held for use properties and $0.9 million recorded on one underperforming held for sale property.
During the nine months ended September 30, 2017, we recorded impairment losses of $27.3 million, of which $24.0 million of the impairment was recorded on vacant properties, comprised of $20.2 million recorded on 18 vacant held for use properties and $3.8 million recorded on eight vacant held for sale properties. The remaining $3.3 million of impairment was recorded on underperforming properties, comprised of $0.1 million recorded on three underperforming held for use properties and $3.2 million recorded on eight underperforming held for sale properties.
(Loss) gain on debt extinguishment
During the nine months ended September 30, 2018, we extinguished $6.3 million of Master Trust 2014 debt, resulting in approximately $0.4 million in losses on debt extinguishment related to pre-payment premiums paid. During the same period in 2017, there was de minimus gain.
Gain on disposition of assets
During the nine months ended September 30, 2018, we disposed of 39 properties and recorded gains totaling $7.5 million. There were $6.9 million in net gains on the sale of 29 active properties, including the sale of eight properties operated by Shopko. The remaining $0.5 million in net gains were from the sale of ten vacant properties.
For the same period in 2017, we disposed of 64 properties and recorded gains totaling $18.2 million. There were $19.6 million in net gains on the sale of 26 active properties, including the sale of 11 properties operated by Shopko. These gains were partially offset by $1.4 million in net losses from the sale of 38 vacant properties.

PROPERTY PORTFOLIO INFORMATION

884	236.2M	45	205	23
Properties	Annualized Contractual Rent	States	Tenants	Industries
Our diverse real estate portfolio at September 30, 2018 had:

◦	an Occupancy of 97.3%;

◦	57.9% of Contractual Rent from master leases;

◦	96.1% of leases containing contractual rent escalators (based on Contractual Rent); and

◦	a weighted average remaining lease term of 10.0 years.
Diversification By Tenant
Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties at September 30, 2018 (total square feet in thousands):

Tenant (1)	Number of Properties	Total Square Feet	Percent of Contractual Rent

Shopko	90	6,158	18.3%
AMC Entertainment, Inc.	14	696	4.6%
Academy, LTD.	2	1,564	4.2%
Universal Pool Co., Inc.	14	543	3.0%
Crème De La Crème, Inc.	9	190	2.3%
Goodrich Quality Theaters, Inc.	4	245	2.3%
Life Time Fitness, Inc.	3	420	2.2%
Destination XL Group, Inc.	1	756	2.2%
Buehler Food Markets Inc.	5	503	2.2%
Carmax Auto Superstores, Inc.	4	201	2.0%
Other	714	8,363	56.7%
Vacant	24	356	—%
Total	884	19,995	100.0%
(1)  Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of September 30, 2018 (total square feet in thousands):

Asset Type	Number of Properties	Total Square Feet	Percent of Contractual Rent

Retail	763	15,535	83.2%
Industrial	40	3,617	9.1%
Office	81	843	7.7%
Total	884	19,995	100.0%

Diversification By Industry
Industry concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of September 30, 2018 (total square feet in thousands):

Industry	Number of Properties	Total Square Feet	Percent of Contractual Rent

General Merchandise	93	6,257	18.6%
Restaurants-Quick Service	312	854	11.0%
Movie Theaters	29	1,519	10.1%
Restaurants-Casual Dining	89	640	8.6%
Health and Fitness	19	1,049	5.9%
Medical / Other Office	79	517	5.4%
Sporting Goods	4	1,832	5.4%
Specialty Retail	22	857	4.5%
Education	18	431	4.2%
Home Furnishings	17	907	3.8%
Grocery	19	1,011	3.6%
Automotive Parts and Services	79	362	3.6%
Automotive Dealers	12	323	3.4%
Apparel	3	1,019	2.7%
Other	3	183	2.1%
Entertainment	4	200	1.7%
Multi-Tenant	3	176	1.1%
Manufacturing	7	763	1.0%
Car Washes	6	49	1.0%
Building Materials	28	458	0.9%
Drug Stores / Pharmacies	8	83	0.7%
Distribution	1	94	0.5%
Dollar Stores	5	55	0.2%
Vacant	24	356	—%
Total	884	19,995	100.0%

Diversification By Geography
Geographic concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of September 30, 2018 (total square feet in thousands):

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	64	2,698	11.6%	New Mexico	10	76	1.3
Wisconsin	33	2,587	8.8	Arkansas	19	309	1.2
Illinois	69	1,363	7.8	Washington	5	348	1.2
Minnesota	26	1,574	6.2	New York	10	104	1.2
Georgia	73	498	5.3	Kansas	19	252	1.1
Ohio	40	1,162	5.1	Virginia	17	208	1.0
Michigan	63	1,148	4.3	South Dakota	4	236	1.0
Indiana	41	637	4.3	Montana	3	254	0.8
Missouri	37	520	3.0	West Virginia	8	233	0.7
Arizona	22	346	2.8	Nebraska	7	227	0.7
South Carolina	16	415	2.6	Kentucky	15	95	0.6
Florida	46	380	2.5	Idaho	4	233	0.6
Pennsylvania	23	405	2.5	Mississippi	11	60	0.6
North Carolina	20	387	2.3	Wyoming	6	113	0.5
Massachusetts	1	756	2.2	Maryland	12	41	0.4
Colorado	8	328	2.1	New Jersey	2	195	0.3
Oklahoma	16	303	2.0	Louisiana	7	19	0.3
Oregon	6	300	1.9	Utah	2	97	0.2
Nevada	3	166	1.9	Rhode Island	1	22	0.1
Tennessee	48	233	1.8	Alaska	1	50	0.1
California	13	122	1.8	North Dakota	1	8	0.1
Alabama	31	110	1.7	Maine	1	6	0.1
Iowa	20	371	1.4

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.0 years. The information set forth in the table assumes that tenants do not exercise renewal options and/or any early termination rights (total square feet and Annualized Contractual Rent in thousands):

Leases Expiring In:	Number of Properties	Annualized Contractual Rent	Total Square Feet	Percent of Expiring Contractual Rent

2018	8	$1,114	97	0.5%
2019	72	11,324	999	4.8
2020	37	6,524	452	2.8
2021	61	11,810	1,180	5.0
2022	76	13,094	1,022	5.5
2023	26	4,207	375	1.8
2024	32	6,987	325	3.0
2025	38	15,953	783	6.7
2026	110	19,989	1,931	8.5
2027	59	38,257	3,417	16.2
Thereafter	341	106,940	9,058	45.2
Vacant	24	—	356	—
Total owned properties	884	$236,199	19,995	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, continued dispositions of our Other Properties and potential future borrowings.
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

Master Trust 2014
Master Trust 2014 is an asset-backed securitization platform through which we raise capital by issuing non-recourse asset-backed securities collateralized by commercial real estate, net leases and mortgage loans. The Master Trust 2014 Collateral Pool is managed by Spirit Realty, L.P., a related party, in capacity as property manager and special servicer. In general, monthly rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of Master Trust 2014. Any remaining funds are remitted to the issuers monthly on the note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pool. Proceeds from these transactions are held on deposit by the indenture trustee in the Release Account until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At September 30, 2018, $9.3 million and $5.6 million was held on deposit in the Release Account and Liquidity Reserve Account, respectively, and classified as restricted cash within deferred costs and other assets, net in the consolidated balance sheet. All outstanding series of Master Trust 2014 were rated investment grade as of September 30, 2018.
As of September 30, 2018, the Master Trust 2014 notes were secured by 790 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers (each its own special purpose entity) within this trust. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of September 30, 2018, net assets of $1.75 billion were held by the Master Trust 2014 special purpose entities. The Master Trust 2014 debt is summarized below:

	Stated Rates (1)	Maturity	September 30, 2018	December 31, 2017

		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.4%	1.8	$243,632	$252,437
Series 2014-2	5.8%	2.5	230,541	234,329
Series 2014-3	5.7%	3.5	309,884	311,336
Series 2014-4 Class A1	3.5%	1.3	149,484	150,000
Series 2014-4 Class A2	4.6%	11.3	345,200	358,664
Series 2017-1 Class A	4.4%	4.2	539,163	542,400
Series 2017-1 Class B	5.5%	4.2	132,000	132,000
Total Master Trust 2014 notes	4.9%	4.6	1,949,904	1,981,166
Debt discount, net			(22,834)	(36,342)
Deferred financing costs, net			(15,749)	(17,989)
Total Master Trust 2014, net			$1,911,321	$1,926,835
(1) Represents the individual series stated interest rates as of September 30, 2018 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of September 30, 2018.
CMBS
On January 22, 2018, we entered into a new non-recourse loan agreement, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.42% as of September 30, 2018. As a result of the issuance, we received approximately $84 million in proceeds, all of which was distributed to Spirit. This CMBS loan and its collateral are held in special purpose entities, which are separate legal entities, and are the sole owner of their assets and responsible for their liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of September 30, 2018, net assets totaling $107.8 million were held by the CMBS special purpose entities, the loan had an outstanding principal balance of $83.3 million and the loan had a remaining maturity of 9.3 years.

Debt Maturities
Future principal payments due on our Master Trust 2014 and CMBS debt outstanding as of September 30, 2018 :

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter

Master Trust 2014	$1,949,904	$8,516	$35,199	$404,132	$242,248	$993,273	$266,536
CMBS	83,327	384	1,204	1,256	1,336	1,407	77,740
Total	$2,033,231	$8,900	$36,403	$405,388	$243,584	$994,680	$344,276
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
CASH FLOWS
The following table presents a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(In Thousands)	2018	2017	Change

Net cash provided by operating activities	$66,732	$101,062	$(34,330)
Net cash (used in) provided by investing activities	(42,725)	108,527	(151,252)
Net cash used in financing activities	(53,173)	(172,403)	119,230
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,166)	$37,186	$(66,352)
As of September 30, 2018, we had $37.3 million in cash, cash equivalents and restricted cash as compared to $66.5 million as of December 31, 2017 and $49.9 million as of September 30, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The net decrease in cash provided by operating activities was primarily attributable to an increase in cash interest expense of $23.4 million, an increase in related party fees of $9.3 million, an increase in transaction costs of $6.5 million, and a decrease in lease settlement fees received of $3.0 million; partially offset by a decrease in compensation & benefits totaling $5.1 million and a decrease in property costs of $0.8 million.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the nine months ended September 30, 2018 included $68.9 million in proceeds from the disposition of 39 properties and collections of principal on loans receivable totaling $3.7 million, fully offset by $112.7 million to fund the acquisition of nine properties and capitalized real estate expenditures of $2.6 million.

During the same period in 2017, net cash provided by investing activities included proceeds of $128.7 million from the disposition of 64 properties, and collections of principal on loans receivable totaling $8.0 million, partially offset by $27.1 million to fund the acquisition of two properties and capitalized real estate expenditures of $1.2 million.
Financing Activities
Generally, our net cash used in financing activities is impacted by our contributions/distributions to Spirit for the period prior to the Spin-Off and our net borrowings under Master Trust 2014 and CMBS.
Net cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to net distributions to Spirit of $106.4 million, payments of preferred dividends totaling $5.3 million, offset by net borrowings under our mortgages and notes payable of $60.3 million.
During the same period in 2017, net cash used in financing activities was primarily attributable to net distributions to Spirit of $160.4 million and payments of $12.0 million on our mortgages and notes payable.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements herein.

NON-GAAP FINANCIAL MEASURES
FFO AND AFFO
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP) excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance.

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other G&A costs associated with relocation of the Company's headquarters, transaction costs associated with our Spin-Off, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, amortization of the promote fee and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable, provision for bad debts and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common stockholders (computed in accordance with GAAP) is included in the financial information accompanying this report.
Adjusted Debt
Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium, deferred financing costs, and reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding these amounts, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition. A reconciliation of interest bearing debt (reported in accordance with GAAP) to Adjusted Debt is included below.
Adjusted Debt to Annualized Adjusted EBITDAre
Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe this ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs and, therefore, may not be comparable to such other REITs. A reconciliation of Adjusted Debt to Annualized Adjusted EBITDAre is included below.
Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre, modified to include other adjustments to GAAP net income (loss) for transaction costs, adjustments to revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, severance charges, real estate acquisition costs, debt extinguishment gains (losses), amortization of the promote fee and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to Adjusted EBITDAre is included below.
Annualized Adjusted EBITDAre
Annualized Adjusted EBITDAre is calculated by multiplying Adjusted EBITDAre of a quarter by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs. A reconciliation of Annualized Adjusted EBITDAre is included below.
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect the Company's share of EBITDAre of unconsolidated real estate ventures. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to EBITDAre is included below
Fixed Charge Coverage Ratio (FCCR)
Fixed Charge Coverage Ratio is the ratio of Annualized Adjusted EBITDAre to Fixed Charges, a ratio derived from non-GAAP measures that we use to evaluate our liquidity and ability to obtain financing. Fixed Charges consist of interest expense, reported in accordance with GAAP, less non-cash interest expense.

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, In Thousands)	2018	2017 (1)	2018 (2)	2017 (1)

Net (loss) income attributable to common stockholders	$(7,549)	$(6,523)	$(15,474)	$16,813
Add/(less):
Portfolio depreciation and amortization	20,969	19,891	63,071	60,776
Portfolio impairments	9,343	15,436	15,415	27,348
(Gain) loss on disposition of real estate assets	(4,210)	1,382	(7,464)	(18,196)
Total adjustments to net (loss) income	26,102	36,709	71,022	69,928
FFO	$18,553	$30,186	$55,548	$86,741
Add/(less):
Loss (gain) on debt extinguishment	—	—	363	(1)
Transaction costs	78	1,733	8,620	2,100
Real Estate Acquisition Costs	54	16	273	26
Non-cash interest expense	2,511	1,408	7,872	4,191
Straight-line rent, net of related bad debt expense	(844)	(35)	(2,278)	(894)
Other amortization and non-cash charges	148	186	371	510
Non-cash compensation expense	451	866	2,875	5,101
Amortization of the promote fee	1,619	—	1,619	—
Total adjustments to FFO	4,017	4,174	19,715	11,033
AFFO	$22,570	$34,360	$75,263	$97,774

Dividends declared to common stockholders	$14,190	N/A	$14,190	N/A

Net (loss) income per share of common stock
Basic	$(0.18)	$(0.15)	$(0.36)	$0.39
Diluted	$(0.18)	$(0.15)	$(0.36)	$0.39
FFO per share of common stock
Diluted (3)	$0.43	$0.70	$1.29	$2.02
AFFO per share of common stock
Diluted (3)	$0.52	$0.80	$1.75	$2.28

Weighted average shares of common stock outstanding:
Basic	42,851,010	42,851,010	42,851,010	42,851,010
Diluted	42,851,010	42,851,010	42,851,010	42,851,010
(1) Amounts for the three and nine months ended September 30, 2017 are based entirely on results of SMTA's legal predecessor entities.
(2) Amounts for the nine months ended September 30, 2018 include five months of income and expense items based on SMTA's legal predecessor entities and four month of actual results from SMTA operations as a stand alone company.
(3) For both the three and nine months ended September 30, 2018, there were dividends declared to unvested restricted stockholders of $49.5 thousand.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and adjusted EBITDAre (dollars in thousands):

	September 30,
(Unaudited, In Thousands)	2018	2017

Master Trust 2014, net	$1,911,321	$1,331,847
CMBS, net	82,251	—
Total debt, net	$1,993,572	$1,331,847
Add/(less):
Unamortized debt discount	22,834	15,778
Unamortized deferred financing costs	16,823	7,573
Cash and cash equivalents	(16,188)	(6)
Cash reserves on deposit with lenders as additional security classified as other assets	(21,156)	(49,868)
Total adjustments	2,313	(26,523)
Adjusted Debt	$1,995,885	$1,305,324

	Three Months Ended September 30,
(Unaudited, In Thousands)	2018	2017 (1)

Net (loss) income	$(3,574)	$(6,523)
Add/(less):
Interest	27,672	18,733
Depreciation and amortization	20,969	19,891
Income tax expense	60	45
(Gain) loss on disposition of real estate assets	(4,210)	1,382
Impairments on real estate assets	9,343	15,436
Total adjustments	53,834	55,487
EBITDAre	$50,260	$48,964
Add/(less):
Adjustments to revenue producing acquisitions and dispositions (2)	220	—
Transaction costs	78	1,733
Real estate acquisition costs	54	16
Amortization of the promote fee	1,619	—
Total adjustments	1,971	1,749
Adjusted EBITDAre	$52,231	$50,713
Annualized Adjusted EBITDAre (3)	$208,924	$202,852

Interest Expense	$27,672	$18,733
Less: Non-cash interest	(2,511)	(1,408)
Preferred Stock Dividends	3,975	—
Fixed Charges	$29,136	$17,325

Adjusted Debt / Annualized Adjusted EBITDAre	9.6x	6.4x
Fixed Charge Coverage Ratio (Adjusted EBITDAre / Fixed Charges)	1.8x	2.9x

(1)
Amounts for 2017 are based on SMTA's allocated portion of Spirit’s expense. For further detail on the allocation, see related party transactions as described in Note 6 to the consolidated financial statements herein.

(2)	Revenue producing acquisitions and dispositions were adjusted as if such acquisitions and dispositions had occurred at the beginning of the quarter.

(3)	Adjusted EBITDAre for the quarter multiplied by four.

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
As of September 30, 2018, all $2.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting of our Master Trust 2014 notes and CMBS loan. As of September 30, 2018, the weighted average stated interest rate of the Master Trust 2014 obligations, excluding amortization of deferred financing costs and debt discounts, was approximately 4.9%. The stated interest rate of the CMBS obligation, excluding amortization of deferred financing costs, was 5.1%. As of September 30, 2018, we had no variable-rate obligations.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Loans receivable, net	$66,950	$67,507
Mortgages and notes payable, net (1)	$1,993,572	$2,041,280
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2018, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: November 9, 2018