Form 10-Q
period 2019-03-31
Spirit MTA REIT
filed 2019-05-15
CIK 1722992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-38414
___________________________________________________________
SPIRIT MTA REIT
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	82-6712510
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2727 North Harwood Street, Suite 300 Dallas, Texas 75201	(972) 476-1409
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	SMTA	New York Stock Exchange

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
Yes  ☐ No  ☒
As of May 9, 2019, there were 43,159,931 common shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE
This quarterly report of Spirit MTA REIT (the "Company" or "SMTA") includes the financial information of the Company as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.
On May 31, 2018, Spirit Realty Capital, Inc. completed the spin-off of the assets that collateralize Master Trust 2014, all of its properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA (the "Spin-Off"). The Spin-Off was effected by means of a pro rata distribution of one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, which was the record date.
The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. Accordingly, the results of operations for the three months ended March 31, 2019 and 2018 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to May 31, 2018 and on a consolidated basis for all periods subsequent to May 31, 2018. The discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition as an independent, publicly traded company.

GLOSSARY

2018 Incentive Award Plan	Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014
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

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	Spirit Realty, L.P., a wholly-owned subsidiary of Spirit
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

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made or the funds are applied as prepayment of principal
Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Shopko B-1 Term Loan	The secured loan made to Shopko in the initial principal amount of $35.0 million
Shopko CMBS Loan Agreements
The combination of the non-recourse mortgage loan agreement, establishing an aggregate loan amount of $125.0 million, and the mezzanine loan agreement, establishing an aggregate loan amount of $40.0 million

Shopko Lenders	An institutional lender and certain other lenders from time to time party to the Shopko CMBS Loan Agreements
SMTA	Spirit MTA REIT
Spin-Off
Creation of an independent, publicly traded REIT, SMTA, through the a pro rata distribution of one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date

Spirit	Spirit Realty Capital, Inc.
SubREIT	Spirit MTA SubREIT, Inc., a wholly-owned subsidiary of SMTA
U.S.	United States of America
Vacant	Owned properties that are not economically yielding
VFN	Variable funding notes

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA
REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPIRIT MTA REIT
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$774,527	$870,549
Buildings and improvements	1,432,458	1,526,933
Total real estate investments	2,206,985	2,397,482
Less: accumulated depreciation	(463,528)	(459,615)
	1,743,457	1,937,867
Loans receivable, net	27,148	30,093
Intangible lease assets, net	75,722	79,314
Real estate assets held for sale, net	15,603	7,263
Net investments	1,861,930	2,054,537
Cash and cash equivalents	108,883	161,013
Deferred costs and other assets, net	66,710	83,087
Goodwill	7,012	7,012
Total assets	$2,044,535	$2,305,649
Liabilities and deficit
Liabilities:
Mortgages and notes payable, net	$1,980,939	$2,138,804
Intangible lease liabilities, net	16,428	17,676
Accounts payable, accrued expenses and other liabilities	37,367	83,629
Total liabilities	2,034,734	2,240,109
Commitments and contingencies (see Note 6)
Redeemable preferred equity:
SMTA Preferred Shares, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018	150,000	150,000
SubREIT Preferred Shares, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,125 shares issued and outstanding at both March 31, 2019 and December 31, 2018	5,125	5,125
Total redeemable preferred equity	155,125	155,125
Shareholders' deficit:
Common shares, $0.01 par value, 750,000,000 shares authorized; 43,085,751 and 43,000,862 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	431	430
Capital in excess of common share par value	201,824	201,056
Accumulated deficit	(347,579)	(291,071)
Total shareholders' deficit	(145,324)	(89,585)
Total liabilities and deficit	$2,044,535	$2,305,649
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$53,052	$59,608
Interest income on loans receivable	1,236	81
Other income	1,193	379
Total revenues	55,481	60,068
Expenses:
General and administrative	6,052	5,651
Related party fees	6,950	1,730
Transaction costs	606	3,017
Property costs (including reimbursable)	1,573	1,413
Interest	32,335	28,012
Depreciation and amortization	19,375	20,993
Impairment and allowance for loan losses	6,037	4,825
Total expenses	72,928	65,641
Other loss:
Loss on debt extinguishment	(21,267)	(255)
Gain (loss) on disposition of real estate assets	478	(1,694)
Total other loss	(20,789)	(1,949)
Loss before income tax expense	(38,236)	(7,522)
Income tax expense	(34)	(57)
Net loss and total comprehensive loss	(38,270)	(7,579)
Preferred dividends	(3,975)	—
Net loss attributable to common shareholders	$(42,245)	$(7,579)

Net loss per share attributable to common shareholders
Basic	$(0.99)	$(0.18)
Diluted	$(0.99)	$(0.18)

Weighted average common shares outstanding:
Basic	42,860,427	42,851,010
Diluted	42,860,427	42,851,010

Dividends declared per common share issued	$0.33	N/A
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statement of Changes in Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Redeemable Preferred Equity					Shareholders' Equity (Deficit) and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' Equity and Parent Company Equity (Deficit)
Three Months Ended March 31, 2019
Balances, December 31, 2018	6,000,000	$150,000	5,125	$5,125	$155,125	43,000,862	$430	$201,056	$(291,071)	$—	$(89,585)
Net loss	—	—	—	—	—	—	—	—	(38,270)	—	(38,270)
Issuance of preferred shares, net	—	—	—	—	—	—	—	(25)	—	—	(25)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(14,218)	—	(14,218)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(3,975)	—	(3,975)
Share-based compensation, net	—	—	—	—	—	89,513	1	793	(9)	—	785
Tax withholdings related to net stock settlements	—	—	—	—	—	(4,624)	—	—	(36)	—	(36)
Balances, March 31, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,085,751	$431	$201,824	$(347,579)	$—	$(145,324)

Three Months Ended March 31, 2018
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—		(7,579)	(7,579)
Contributions from parent company	—	—	—	—	—	—	—	—	—	49,819	49,819
Distributions to parent company	—	—	—	—	—	—	—	—	—	(158,396)	(158,396)
Balances, March 31, 2018	—	$—	—	$—	$—	—	$—	$—	$—	$274,762	$274,762
See accompanying notes.

SPIRIT MTA REIT
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(38,270)	$(7,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,375	20,993
Impairment and allowance for loan losses	6,037	4,825
Amortization of deferred financing costs	2,068	875
Amortization of debt discounts	1,702	2,000
Share-based compensation expense	794	1,606
Loss on debt extinguishment, net	21,267	255
(Gain) loss on disposition of real estate assets	(478)	1,694
Non-cash revenue	(871)	(769)
Bad debt expense and other	7	(58)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	1,729	430
Accounts payable, accrued expenses and other liabilities	5,450	1,050
Net cash provided by operating activities	18,810	25,322
Investing activities
Capitalized real estate expenditures	(1,421)	(178)
Collections of principal on loans receivable	1,356	2,267
Proceeds from dispositions of real estate and other assets	5,257	16,911
Net cash provided by investing activities	5,192	19,000
Financing activities
Borrowings under mortgages and notes payable	—	92,216
Repayments under mortgages and notes payable	(8,938)	(12,904)
Restricted cash surrendered in loan foreclosure	(21,227)	(255)
Deferred financing costs	—	(1,251)
Repurchase of common shares for tax withholdings related to net shares settlements	(36)	—
Dividends paid on common shares	(57,191)	—
Dividends paid on preferred shares	(3,975)	—
Contributions from parent company	—	48,213
Distributions to parent company	—	(156,252)
Net cash used in financing activities	(91,367)	(30,233)
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,365)	14,089
Cash, cash equivalents and restricted cash, beginning of period	205,100	66,510
Cash, cash equivalents and restricted cash, end of period	$137,735	$80,599

Interest paid	$25,016	$26,518
Taxes paid	$16	$19

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment distribution to parent	$—	$2,144
Relief of debt through foreclosure of real estate properties	160,785	—
Net real estate and other assets surrendered to lender	159,735	—
Accrued interest capitalized to principal	3,364	—
Distributions declared and unpaid	14,218	—
See accompanying notes.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Organization and Operations
Spirit MTA REIT ("SMTA" or the "Company") operates as an externally managed REIT formed in Maryland that invests in and manages a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, and industrial property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company's portfolio as of March 31, 2019 includes (i) an asset-backed securitization trust which issues non-recourse asset-backed securities collateralized by commercial real estate, net-leases and mortgage loans (“Master Trust 2014”), (ii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iii) a portfolio of unencumbered properties.
The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. ("Spirit"). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company's establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and Spirit Realty, L.P. (the "Manager"), a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which the Manager provides external management of SMTA.
Costs associated with the execution of strategic alternatives in the three months ended March 31, 2019 totaled $0.6 million and costs associated with the Spin-Off incurred in the three months ended March 31, 2018 totaled $3.0 million. These are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income (loss).
Note 2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations for interim financial reports and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2018.
Subsequent to the Spin-Off on May 31, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The pre-spin consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations.
For the periods prior to the Spin-Off, the financial position and results of operations reflect a combination of entities under common control that have been carved-out from Spirit’s consolidated financial statements and present Spirit's historical carrying values of the assets and liabilities, consistent with accounting for spin-off transactions in accordance with GAAP. Since the Company prior to the Spin-Off did not represent one entity, a separate capital structure did not exist. As a result, the combined net assets of the predecessor legal entities have been reflected in the consolidated financial statements as net parent investment for periods prior to the Spin-Off. All transactions between Spirit and the predecessor legal entities are considered effectively settled through equity in the consolidated financial statements at the time the transaction is recorded, other than certain mortgages as discussed in Note 11. The settlement of these transactions is reflected as contributions from and distributions to parent in the consolidated statement of changes in equity and contributions from and distributions to parent in the consolidated statements of cash flows as a financing activity.
Through May 31, 2018, the pre-spin consolidated financial statements include expense allocations related to certain Spirit corporate general and administrative functions. These expenses have been allocated based on direct usage or

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

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
These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of March 31, 2019 and December 31, 2018, net assets totaling $2.00 billion and $2.18 billion, respectively, were held and net liabilities totaling $2.01 billion and $2.18 billion, respectively, were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets.
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
Segment Reporting
The Company views its operations in two segments—Master Trust 2014 and all other properties ("Other Properties"), see Note 7 for further discussion on these segments. The Company has no other reportable segments.
Revenue Recognition
Rental Income: Cash and Straight-line Rent
The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at March 31, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Less than 1% of the Company's operating leases at March 31, 2019 include an option to terminate. For approximately 21% of operating leases at March 31, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the lease. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.
Another component of lease classification which requires significant assumptions and judgment is the amount expected to be derived from the property at the end of the lease term. Generally, the Company assumes a value that is equal to net book value of the property at the date of the assessment, as the Company generally expects fair value to be equal to or greater than net book value. The Company seeks to protect residual value through its underwriting of acquisitions, incorporating the Manager's proprietary Spirit Property Ranking Model which is real estate centric. Once a property is acquired, the lessee is responsible for maintenance of the property, including insurance protecting any damage to the property. To further protect residual value, the Company supplements the tenant insurance policy with a master policy covering all properties owned by the Company. Additionally, the Company will occasionally invest in capital improvements on properties, re-lease properties to new tenants or extend lease terms to protect residual value.
Some of the Company’s leases provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.
The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that have contingent rent escalators indexed to future changes in the CPI, they may adjust over a one-year period or over multiple-year periods. Typically, these CPI-based escalators increase rent at a multiple of any increase in the CPI over a specified period. Because of the volatility and uncertainty with respect to future changes in the CPI and the Company’s inability

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases, increases in rental revenue from leases with this type of escalator are recognized when the changes in the rental rates have occurred.
For leases that provide for fixed contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases.
Rental income is subject to an evaluation for collectability, which includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant's payment history and financial condition. The Company records a provision for losses against rental income for amounts that are not probable of collection.
Rental Income: Tenant Reimbursement Revenue
Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all of its nonlease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expense included in property costs (including reimbursable). Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of any allowances for amounts that are not probable of collection.
Rental Income: Intangible Amortization
Initial direct costs associated with the origination of a lease are deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company believes it is reasonably certain a lease will terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations and comprehensive income (loss).
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company’s reserves for uncollectible amounts totaled $8.1 million and $6.6 million as of March 31, 2019 and December 31, 2018, respectively, against accounts receivable balances of $9.7 million and $8.2 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company established a reserve for losses of $0.6 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively, against straight-line receivables of $29.1 million and $28.2 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$108,883	$161,013	$5
Restricted cash:
Release Account (1)	17,137	16,141	74,982
Liquidity Reserve (2)	5,631	5,599	5,527
Lender controlled accounts (3)	6,084	22,347	81
Other (4)	—	—	4
Total cash, cash equivalents and restricted cash	$137,735	$205,100	$80,599

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

(3)
Funds held in lender controlled accounts are released after scheduled debt service requirements are met. As of March 31, 2019, $5.0 million of this balance was rent-related receipts associated with Master Trust 2014.

(4)	Funds held in escrow accounts until the related purchase/sale transaction closes.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was initially allocated to each reporting unit based upon the relative fair value of each reporting unit, resulting in $7.0 million allocated to Master Trust 2014 and $6.5 million allocated to Other Properties. The goodwill related to the Other Properties segment was fully impaired in 2018. No additional impairment of goodwill was recorded for the three months ended March 31, 2019.
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
For the period subsequent to the Spin-Off, the Company intends to elect to be taxed as a REIT under the Code beginning with its initial tax year ended December 31, 2018. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its shareholders, and the ownership of Company shares. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss). Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and as such, the Company adopted ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief as follows:

•
The Company elected to use the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.

•
The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt expense was $7 thousand for the three months ended March 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

•	The Company elected to use the land easements expedient, which permits the Company to not reassess land easements for potential lease classification.

•
The Company elected to use the components expedient, which permits the Company to not separate nonlease components from lease components if timing and pattern of transfer is the same. The Company elected this expedient for all lessor operating leases, where certain leases contain nonlease components related to tenant reimbursement, and concluded that the leasing component is the predominant component.

•	The Company elected not to use the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances.
As a lessor, our recognition of rental income remained consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concludes that the overall impact of the ASU had no material impact on the Company's reported revenues, results of operations or financial position.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Per the subsequently-issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company is currently evaluating the impact of this ASU on its consolidated financial statements, but does not expect its impact to be material.
Note 3. Investments
Real Estate Investments
As of March 31, 2019, the Company’s gross investment in real estate properties and loans totaled approximately $2.4 billion, representing investments in 790 owned properties and six properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable and real estate assets held for sale. The portfolio is geographically dispersed throughout 43 states with Texas, at 14.9%, as the only state with a Real Estate Investment Value greater than 10.0% of the Real Estate Investment Value of the Company’s entire portfolio.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Owned Properties
During the three months ended March 31, 2019, the Company had the following owned real estate, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	869	7	876	$2,523,426	$7,821	$2,531,247
Acquisitions/improvements (1)	—	—	—	1,421	—	1,421
Dispositions of real estate (2)(3)	(86)	—	(86)	(172,803)	—	(172,803)
Transfers to Held for Sale	(6)	6	—	(9,432)	9,432	—
Transfers from Held for Sale	1	(1)	—	528	(528)	—
Impairments	—	—	—	(5,839)	(182)	(6,021)
Write-off of gross lease intangibles	—	—	—	(6,389)	(110)	(6,499)
Gross balance, March 31, 2019	778	12	790	$2,330,912	$16,433	$2,347,345
Accumulated depreciation				(463,528)	(799)	(464,327)
Accumulated amortization				(64,633)	(76)	(64,709)
Other non-real estate assets held for sale				—	45	45
Net balance, March 31, 2019 (4)				$1,802,751	$15,603	$1,818,354

(1)	Includes investments of $1.4 million of non-revenue producing capitalized expenditures as of March 31, 2019.

(2)	For the three months ended March 31, 2019, the total gain on disposal of assets on held and used properties was $0.5 million and no gain or loss on disposal was recorded on held for sale properties.

(3)	Includes 83 properties with a real estate investment of $167.6 million that were transferred to the lender during the three months ended March 31, 2019.

(4)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2019 is as follows:

Held in Use land and buildings, net of accumulated depreciation	$1,743,457
Intangible lease assets, net	75,722
Real estate assets held for sale, net	15,603
Intangible lease liabilities, net	(16,428)
Net balance	$1,818,354
Operating Leases
As of March 31, 2019 and December 31, 2018, the Company held 790 and 876 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Base cash rent	$50,503	$57,427
Variable cash rent (including reimbursables)	1,684	1,423
Straight-line rent, net of bad debt expense (1)	896	847
Amortization of lease intangibles (2)	(31)	(89)
Total rental income	$53,052	$59,608

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.

(2)
Excludes amortization of in-place leases of $2.3 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after April 1, 2019) are as follows (in thousands):

March 31, 2019
2019 Remainder	$145,004
2020	188,494
2021	180,251
2022	168,970
2023	162,690
Thereafter	947,031
Total future minimum rentals	$1,792,440
Because lease renewals are exercisable at the lessee's option, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2019	December 31, 2018
In-place leases	$127,380	$130,477
Above-market leases	23,661	23,661
Less: accumulated amortization	(75,319)	(74,824)
Intangible lease assets, net	$75,722	$79,314

Below-market leases	$27,114	$28,193
Less: accumulated amortization	(10,686)	(10,517)
Intangible lease liabilities, net	$16,428	$17,676
Loans Receivable
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. Other notes consists of the Shopko B-1 Term Loan. A loan is placed on non-accrual status when the loan has become 60 days days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. In connection with Shopko’s bankruptcy filing in January 2019, Shopko has filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, the Company has recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status. While the outcome of the Shopko bankruptcy filing is uncertain and there can be no assurances that the Company will recover any amounts due to it under the Shopko B-1 Term Loan, the Company intends to pursue all of its rights and remedies in connection with the bankruptcy proceedings, with the goal of maximizing the receipt of amounts due to the Company under the Shopko B-1 Term loan. During the three months ended March 31, 2019, the Company recorded interest income on loans receivable of $1.1 million on the B-1 Term Loan.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2019, the Company had the following loan activity (in thousands):

	Mortgage Loans		Other Notes
	Properties	Investment	Investment	Total Investment
Principal, December 31, 2018	8	$30,778	$34,416	$65,194
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	—	(742)	(614)	(1,356)
Write-off of principal balance	(2)	(2,888)	—	(2,888)
Principal, March 31, 2019	6	$27,148	$33,802	$60,950
The following table details loans receivable, net of allowance for loan losses (in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans-principal	$27,148	$30,778
Allowance for loan losses	—	(1,299)
Mortgage loans, net	27,148	29,479
Other note receivables - principal	33,802	34,416
Allowance for loan losses	(33,802)	(33,802)
Total loans receivable, net	$27,148	$30,093
Impairments
The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Real estate and intangible asset impairment	$6,021	$4,841
Allowance (recovery) for loan loss	16	(16)
Other impairment	—	—
Total impairment loss	$6,037	$4,825
Note 4. Debt
Master Trust 2014
The Company has access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse asset-back securities collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 has five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes.
During the three months ended March 31, 2019, scheduled principal payments of $8.6 million were made on the Master Trust 2014 notes. No pre-payments were made on the Master Trust 2014 notes during the same period.
On November 1, 2018, SMTA closed on variable funding notes ("VFN") within Master Trust 2014 with up to $50 million in borrowing capacity, which is secured by properties of Master Trust 2014 and has an anticipated repayment date of November 1, 2021. Borrowing capacity under the VFN is dependent on a number of factors, primarily including the appraised values of the Collateral Pool and aggregate principal amount of debt outstanding. Interest on the VFN is payable at a rate per annum equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Note Purchase Agreement and, as of March 31, 2019, the interest rate was 4.5%. There is a commitment fee on the unused portion of the VFN of 0.5% per annum. No funds were drawn on the VFN as of March 31, 2019 and there was $48.4 million available borrowing capacity under the VFN as of March 31, 2019.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	March 31, 2019	December 31, 2018
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.37%	1.3	$238,140	$240,908
Series 2014-2	5.76%	2.0	228,477	229,516
Series 2014-3	5.74%	3.0	309,621	309,753
Series 2014-4 Class A1	3.50%	0.8	149,484	149,484
Series 2014-4 Class A2	4.63%	10.8	336,788	341,022
Series 2017-1 Class A	4.36%	3.7	538,248	538,705
Series 2017-1 Class B	5.49%	3.7	132,000	132,000
Series 2018-1 Class A VFN	4.50%	2.6	—	—
Total Master Trust 2014 notes	4.93%	4.1	1,932,758	1,941,388
Debt discount, net			(19,452)	(21,155)
Deferred financing costs, net			(14,067)	(14,912)
Total Master Trust 2014, net			$1,899,239	$1,905,321
(1) Represents the individual series stated interest rates as of March 31, 2019 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of March 31, 2019.
As of March 31, 2019, the Master Trust 2014 notes were secured by 782 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust.
CMBS
Academy CMBS
On January 22, 2018, the Company entered into a non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.42% as of March 31, 2019. As a result of the issuance, the Company received approximately $84.0 million in proceeds. The Company distributed all of the proceeds to Spirit. The loan had an outstanding principal balance of $82.7 million and $83.0 million as of March 31, 2019 and December 31, 2018, respectively, and unamortized deferred financing costs of $1.0 million and $1.1 million, respectively. As of March 31, 2019, the loan had a remaining maturity of 8.8 years.
Shopko CMBS
On November 1, 2018, SMTA, through four indirectly wholly-owned, property-owning subsidiaries, entered into a $165.0 million non-recourse mortgage loan agreement and, on November 27, 2018, $40.0 million of the loan was carved out into a separate mezzanine loan agreement. These Shopko CMBS Loan Agreements were secured by the equity of the entity that owns the four property-owning subsidiaries, which collectively held 85 assets (83 owned properties and two seller-financed notes on properties) that are leased to Shopko. As of December 31, 2018, the loans had an outstanding principal balance of $157.4 million, unamortized deferred financing costs of $5.9 million and a remaining maturity of 0.9 years.
On January 16, 2019, the Company's indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. Upon the default, the full balance of principal outstanding under the loans immediately became due and payable and interest began accruing at the default rate of LIBOR plus 12.50% on the $125.0 million portion and LIBOR plus 18.00% on the $40.0 million mezzanine portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries. As a result of the foreclosure, the Company recognized a loss on debt extinguishment of $21.3 million during the three months ended March 31, 2019. The components of the loss on debt extinguishment were $161.3 million of net investments and $21.2 million of restricted cash foreclosed, offset by $155.9 million of net debt and $5.3 million of accrued payables relieved.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Debt Maturities
As of March 31, 2019, scheduled debt maturities of Master Trust 2014 and CMBS debt are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2019 Remainder	$27,460	$—	$27,460
2020	40,738	364,645	405,383
2021	23,614	219,964	243,578
2022	23,221	971,453	994,674
2023	22,538	—	22,538
Thereafter	160,187	161,663	321,850
Total	$297,758	$1,717,725	$2,015,483
Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense	$28,565	$25,137
Non-cash interest expense:
Amortization of deferred financing costs	2,068	875
Amortization of debt discount	1,702	2,000
Total interest expense	$32,335	$28,012

Note 5. Shareholders' Equity and Redeemable Preferred Equity
The Company's declaration of trust authorizes it to issue 750,000,000 common shares of beneficial interest, $0.01 par value per share, and 20,000,000 preferred shares of beneficial interest, $0.01 par value per share. The Board of Trustees has the power, without shareholder approval, to increase or decrease the number of common shares the Company is authorized to issue.
Issuance of Common Shares
SMTA was originally capitalized on November 17, 2017 with the issuance of 10,000 common shares of beneficial interest ($0.01 par value per share) for a total of $10,000.
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, which was the record date. As a result, 42,851,010 SMTA common shares were issued on May 31, 2018.
During the three months ended March 31, 2019, the Company declared $14.2 million in SMTA common share dividends and had 43,085,751 common shares outstanding as of March 31, 2019.
Issuance of SMTA Preferred Shares
In conjunction with the Spin-Off, SMTA issued to the Manager and one of its affiliates, also a wholly-owned subsidiary of Spirit, 6.0 million Series A preferred shares with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Shares"). Redemption value of the SMTA Preferred Shares is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of SMTA unless a change of control event occurs, as defined in the SMTA Preferred Shares agreements. Therefore, as redemption may occur outside the control of SMTA, the SMTA Preferred Shares are classified as temporary equity.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The SMTA Preferred Shares pay cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). During the three months ended March 31, 2019, the Company paid $3.8 million in SMTA Preferred Shares dividends and had 6.0 million shares of 10.0% SMTA Preferred Shares outstanding as of March 31, 2019.
Issuance of SubREIT Preferred Shares
Prior to the Spin-Off, in exchange for property, SubREIT issued to the Manager 5,000 shares of Series A preferred shares with an aggregate liquidation preference of $5.0 million (the "SubREIT Preferred Shares"). The Series A SubREIT Preferred Shares pay cash dividends at the rate of 18.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $45.00 per share on a quarterly basis and $180.00 per share on an annual basis). On December 19, 2018, SubREIT issued 125 Shares of Series B SubREIT Preferred Shares with an aggregate liquidation preference of $125 thousand. Series B SubREIT Preferred Shares pay cash dividends at the rate of 12.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $30.00 per share on a quarterly basis and $120.00 per share on an annual basis).
Redemption value of the SubREIT Preferred Shares is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of SubREIT unless a change of control event occurs, as defined in the SubREIT Preferred Shares agreements. Therefore, as redemption may occur outside the control of SubREIT, the SubREIT Preferred Shares are classified as temporary equity. In conjunction with the Spin-Off, the Manager sold the SubREIT Preferred Shares to a third-party.
During the three months ended March 31, 2019, the Company paid $225 thousand in SubREIT Preferred Shares dividends and had 5,125 shares of the SubREIT Preferred Shares outstanding as of March 31, 2019.
Share Repurchase Program
In December 2018, the Company's Board of Trustees approved a share repurchase program, which authorized repurchases of up to $50.0 million of the Company's common shares. These repurchases can be made in the open market or through private transactions. The amount and timing of repurchases is dependent on the Board of Trustees' assessment of the capital needs of the Company. No repurchases have been made under the program as of March 31, 2019.
Dividends Declared
During the three months ended March 31, 2019, the Company's Board of Trustees declared the following dividends for SMTA Preferred Shares and SMTA common shares, and SubREIT's Board of Directors declared the following dividends for SubREIT Preferred Shares:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Shares
SMTA Preferred Shares	March 5, 2019	$0.6250	March 15, 2019	$3,750	March 29, 2019
SubREIT Preferred Shares	February 28, 2019	$45.0000	March 15, 2019	$225	March 29, 2019

Common Shares	March 5, 2019	$0.3300	March 29, 2019	$14,218	April 15, 2019
The common share dividend declared on March 5, 2019 was paid on April 15, 2019 and is included in accounts payable, accrued expenses and other liabilities as of March 31, 2019.
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

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s limited guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. SMTA believes the allegations are without merit, will not honor the demand and intends to vigorously defend against any lawsuit initiated by the Shopko Lenders in connection with SMTA’s decision not to comply with the repayment request made under the notice of demand.
As of March 31, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2019, the Company had commitments totaling $6.5 million, all of which relate to funding improvements and construction on properties the Company currently owns. The Company expects to fund $5.4 million of these commitments by the end of fiscal year 2019, with the remainder expected to be funded by the end of fiscal year 2020.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2019, no accruals have been made.
Note 7. Segments
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

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Segment results for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$45,094	$7,958	$53,052	$44,786	$14,822	$59,608
Interest income on loans receivable	68	1,168	1,236	81	—	81
Other income	362	831	1,193	339	40	379
Property Management and Servicing Fees (1)	(1,927)	—	(1,927)	(1,730)	—	(1,730)
Property expenses (including reimbursable)	(1,255)	(318)	(1,573)	(976)	(437)	(1,413)
Depreciation and amortization	(16,066)	(3,309)	(19,375)	(15,471)	(5,522)	(20,993)
Impairment and allowance for loan losses	(4,224)	(1,813)	(6,037)	(4,525)	(300)	(4,825)
Interest expense	(26,553)	(5,782)	(32,335)	(27,166)	(846)	(28,012)
Loss on debt extinguishment	—	(21,267)	(21,267)	(255)	—	(255)
Gain (loss) on disposition of assets	245	233	478	(1,673)	(21)	(1,694)
Segment (loss) income	$(4,256)	$(22,299)	$(26,555)	$(6,590)	$7,736	$1,146
Non-allocated expenses			(11,715)			(8,725)
Net loss			$(38,270)			$(7,579)
(1) Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset Management Fees, the other component of related party fees, are included in non-allocated expenses.
Assets and liabilities by reportable segment are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Net investments	$1,698,195	$163,735	$1,861,930	$1,719,268	$335,269	$2,054,537
Restricted cash	27,790	1,062	28,852	25,683	18,404	44,087
Segment assets	$1,725,985	$164,797	$1,890,782	$1,744,951	$353,673	$2,098,624
Other assets			153,753			207,025
Total assets			$2,044,535			$2,305,649

Mortgages and notes payable, net	$1,899,239	$81,700	$1,980,939	$1,905,322	$233,482	$2,138,804
Intangible lease liabilities, net	16,247	181	16,428	17,053	623	17,676
Segment liabilities	$1,915,486	$81,881	$1,997,367	$1,922,375	$234,105	$2,156,480
Other liabilities			37,367			83,629
Total liabilities			$2,034,734			$2,240,109
Dispositions by reportable segment are as follows (dollars in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Properties	Gross Proceeds	Properties	Gross Proceeds
Master Trust 2014	2	$1,035	20	$17,901
Other Properties (1)	84	4,400	—	—
Total	86	$5,435	20	$17,901
(1) Includes 83 properties disposed during the three months ended March 31, 2019 which relieved Shopko CMBS debt in lieu of generating cash proceeds. See Note 4 for further discussion.

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
The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Long-lived assets held and used	$10,812	$—	$—	$10,812
Long-lived assets held for sale	$4,250	$—	$—	$4,250
Total	$15,062	$—	$—	$15,062

December 31, 2018
Long-lived assets held and used	$183,502	$—	$—	$183,502
Long-lived assets held for sale	$723	$—	$—	$723
Total	$184,225	$—	$—	$184,225
$13.2 million of the fair value balance at March 31, 2019 was within the Master Trust 2014 segment, with the remaining $1.9 million within the Other Properties segment. $28.0 million of the fair value balance at December 31, 2018 was within the Master Trust 2014 segment, with the remaining $156.2 million within the Other Properties segment.
During the three months ended March 31, 2019 and for the year ended December 31, 2018, we determined that seven and 96 long-lived assets held and used, respectively, were impaired. The significant inputs for the fair values are described below.
Held and Used Impairment of Shopko assets
The Company utilized the income capitalization approach in determining the fair value of the Shopko assets, resulting in 77 impaired properties for the year ended December 31, 2018. Inputs utilized in determining the fair value included: vacancy period, vacancy costs, lease-up costs, market rent, expected collection losses and capitalization rates. The range of inputs used to determine the fair value are as follows:

Vacancy Period	Vacancy Costs	Leasing Commission	Tenant Improvement Allowance	Market Rent	Expected Collection Losses	Capitalization Rates
18 - 24 months	$1.68 - $5.52 psf	6% of Contractual Rent	$25 - $30 psf	$5.00 - $9.75 psf	1% of Contractual Rent	8% - 9.25%

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

Held and Used Impairment of other assets
For two of the held and used properties impaired during the three months ended March 31, 2019 and six of the held and used properties impaired during the year ended December 31, 2018, the Company estimated property fair value using the price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	March 31, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$26.21 - $80.84	$39.51	138,575	$53.49 - $499.17	$112.85	54,341
For the five held and used properties impaired during the three months ended March 31, 2019 and 13 held and used properties impaired during the year ended December 31, 2018, the Company estimated property fair value using the price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and a broker opinion of value used as inputs (price per square foot in dollars):

	March 31, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$73.17 - $207.84	$116.24	46,500	$57.50 - $125.03	$90.17	242,165
Held for Sale Impairment
For the three months ended March 31, 2019 and year ended December 31, 2018, we determined that two and one long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from signed purchase and sale agreements as follows (price per square foot in dollars):

	March 31, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$92.24 - $176.80	$107.34	39,594	$99.36	$99.36	7,800
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
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

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$27,148	$24,139	$30,093	$26,852
Mortgages and notes payable, net (1)	$1,980,939	$2,060,077	$2,138,804	$2,219,119
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
Note 9. 2018 Incentive Award Plan
Restricted Common Shares
During the three months ended March 31, 2019, the Company granted approximately 90 thousand restricted shares under the 2018 Incentive Award Plan to the executive officer of the Company. The Company recorded $0.7 million in deferred compensation associated with these grants, which will be recognized over the service period of the awards. As of March 31, 2019, there were approximately 220 thousand unvested restricted shares outstanding and 3.4 million shares available for award under the Plan.
Market-Based Awards
During the three months ended March 31, 2019, the Company granted approximately 32 thousand market-based awards to the executive officer of the Company. The performance period of these grants runs through December 31, 2021. Awards vest in three annual tranches beginning December 31, 2019 and ending December 31, 2021. Potential common shares that the participant is eligible to receive is based on performance goals related to total shareholder return achieved by the Company during the performance period. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation and other variables over the time horizons matching the performance periods. The significant input for the calculation was expected volatility of the Company, estimated using the historical volatility of the Company's peers, ranging from 22.3% to 29.5%. Share-based compensation expense associated with unvested market-based awards is recognized on a straight-line basis over the required service period for each tranche.
Approximately $9 thousand of dividend rights have been accrued for non-vested market-based awards outstanding as of March 31, 2019. As of March 31, 2019, approximately 64 thousand shares for outstanding non-vested awards would have been released based on the Company's total shareholder return.
Share-based Compensation Expense
For the three months ended March 31, 2019, the Company recognized $0.8 million in share-based compensation expense from restricted share and market-based awards, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
As of March 31, 2019, the remaining unamortized share-based compensation expense totaled $0.9 million, including $0.7 million related to restricted share awards and $0.2 million related to market-based awards. As of December 31, 2018, the remaining unamortized share-based compensation expense totaled $0.8 million, all of which is related to restricted share awards. Amortization is recognized on a straight-line basis over the service period of the awards.
Note 10. Loss Per Share
Loss per share has been computed using the two-class method, which is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and any participating securities based on the weighted average shares outstanding during the period. Under the two-class method, any earnings attributable to unvested restricted shares are deducted from loss from continuing operations in the computation of net loss attributable to common shareholders.

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

The common shares outstanding at the Spin-Off date are reflected as outstanding for all periods prior to the Spin-Off. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Basic and diluted loss:
Net loss and total comprehensive loss	$(38,270)	$(7,579)
Less: dividends paid to preferred shareholders	(3,975)	—
Less: income attributable to unvested restricted shares	(73)	—
Net loss attributable to common shareholders used in basic and diluted loss per share	$(42,318)	$(7,579)

Basic weighted average common shares outstanding:
Weighted average common shares outstanding	43,056,511	42,851,010
Less: Unvested weighted average restricted shares	(196,084)	—
Weighted average common shares outstanding used in basic loss per share	42,860,427	42,851,010

Net loss per share attributable to common shareholders	$(0.99)	$(0.18)

Dilutive weighted average common shares (1):
Weighted average common shares outstanding used in diluted loss per share	42,860,427	42,851,010
Net loss per share attributable to common shareholders - diluted	$(0.99)	$(0.18)

Total potentially dilutive common shares (1)	19,403	—
(1) As of March 31, 2018, there were no adjustments to the weighted average number of common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.
Note 11. Related Party Transactions
Cost Sharing Arrangements
In conjunction with the Spin-Off, the Company entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of the Company that the Company must reimburse in a timely manner. In connection with these arrangements, the Company had accrued payable balances of $0.1 million to Spirit at both March 31, 2019 and December 31, 2018. Additionally, the Company had accrued receivable balances of $0.3 million and $1.8 million receivable from Spirit at March 31, 2019 and December 31, 2018, respectively, in connection with these arrangements.
Asset Management Agreement
In conjunction with the Spin-Off, the Company and the Manager entered into the Asset Management Agreement pursuant to which the Manager will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, the Company will pay $20 million per annum, payable monthly in arrears. Additionally, the Manager may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. The fair value of the promote fee is evaluated quarterly using a Monte Carlo simulation model, which incorporated the initial 30-day volume weighted average share price of SMTA of $10.01, a projected volatility rate for SMTA, a risk-free rate, and other variables over the estimated remaining service period. The resulting total estimated fair value of the promote is $2.1 million and is amortized over the service period. The Company recognized $24 thousand in promote fee expense for the three months ended March 31, 2019. During the three months ended March 31, 2019, asset management fees of $5.0 million were

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

also incurred which are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset management fees of $1.7 million were accrued at both March 31, 2019 and December 31, 2018 and promote fees of $0.9 million and $0.8 million were accrued at March 31, 2019 and December 31, 2018, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.
Property Management and Servicing Agreement
The Manager provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. During both the three months ended March 31, 2019 and 2018, property management fees of $1.5 million were incurred. Special servicing fees of $0.4 million and $0.2 million were incurred during the three months ended March 31, 2019 and 2018, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). As of both March 31, 2019 and December 31, 2018, the Company had accrued payable balances of $0.5 million related to these fees.
Related Party Loans Receivable
The Company has four mortgage loans receivable where wholly-owned subsidiaries of Spirit are the borrower, and the loans are secured by six single-tenant commercial properties. These mortgage loans, which have a weighted average stated interest rate of 1.00%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. In total, these mortgage notes had outstanding principal of $27.1 million and $27.9 million at March 31, 2019 and December 31, 2018, respectively, which is included in loans receivable, net on the consolidated balance sheets. The mortgage notes generated $68 thousand and $76 thousand of income for the three months ended March 31, 2019 and 2018, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income (loss). These mortgage notes had a weighted average maturity of 8.9 years at March 31, 2019.
Related Party Notes Payable
In conjunction with the Series 2017-1 notes issuance completed in December 2017, the Manager, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.5 million at both March 31, 2019 and December 31, 2018 and is included in mortgages and notes payable, net on the consolidated balance sheets. The notes have a weighted average stated interest rate of 4.58% with a weighted average term of 3.7 years to expected maturity as of March 31, 2019. Interest expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 includes $0.4 million paid to the Manager in relation to these notes.
Related Party Transfers and Acquisitions
The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. These transactions are reflected in the combined statements of cash flows as distribution to parent. For the three months ended March 31, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million. For these transactions, due to all entities being under common control, no gain or loss was recognized by the Company and transferred properties were accounted for by the Company at their historical cost basis to Spirit. There were no related party transfers during the three months ended March 31, 2019.
Expense Allocations
As described in Note 2, the accompanying consolidated financial statements present the operations of the Company as carved-out from the financial statements of Spirit through the date of the Spin-Off. General and administrative expenses and transaction costs were first specifically identified based on direct usage or benefit. The remaining general and administrative expenses and transaction costs for the period prior to the Spin-Off have been allocated to the Company based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but

SPIRIT MTA REIT
Notes to Consolidated Financial Statements
(Unaudited)

not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count is provided below:

Three Months Ended March 31,
2018
Allocated corporate expenses:
Cash compensation and benefits	$2,663
Stock compensation	1,606
Professional fees	602
Other corporate expenses	650
Total corporate expenses	$5,521

Transaction Costs	$532
Corporate expenses have been included within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Note 12. Subsequent Events
Common Dividend Declared
On May 1, 2019, the Board of Trustees declared a special cash dividend of $0.33 per common share for the quarter ended June 30, 2019. The dividend is expected be paid on July 15, 2019 to holders of record as of June 28, 2019.

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
The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our success in pursuing and executing on strategic alternatives to maximize shareholder value;

•	industry and economic conditions;

•	the financial performance of our retail tenants and the demand for retail space, particularly with respect to challenges being experienced by general merchandise retailers;

•	the impact of any financial, accounting, legal or regulatory issues, bankruptcy or litigation that may affect us or our major tenants, in particular the bankruptcy petition of Shopko;

•	the nature and extent of future competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•
our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

•	our ability to manage our operations;

•	our ability and willingness to maintain our qualification as a REIT;

•	our relationship with our Manager and its ability to retain qualified personnel;

•	potential conflicts of interest with our Manager or Spirit; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.
OVERVIEW AND BASIS OF PRESENTATION
SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which held (i) Master Trust 2014, an asset-backed securitization trust which issues non-recourse asset-back securities collateralized by commercial real estate, net-leases and mortgage loans, (ii) all of Spirit's properties leased to Shopko, (iii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iv) a portfolio of unencumbered properties, as well as newly formed legal entities that held ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million B-1 Term Loan with Shopko as borrower, and a cash contribution of $3.0 million. The activities of the newly formed legal entities are not reflected in the accompanying financial statement balances or results of operations prior to May 31, 2018, but the ten additional properties, the B-1 Term Loan and cash are reflected as contributions as of their respective legal dates of transfer.
On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, which was the record date. As a result, 42,851,010 shares of SMTA common were issued on May 31, 2018.
In conjunction with the Spin-Off, we and our Manager, a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which our Manager provides various services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services are a flat rate of $20.0 million per annum. Additionally, Spirit Realty, L.P. continues as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. receives property management fees which accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets, and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement in connection with the Spin-Off.
SMTA expects to continue to operate in a manner intended to enable it to qualify as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended. To maintain REIT status, SMTA must meet a number of organizational and operational requirements, including a requirement to distribute annually to shareholders at least 90% of SMTA’s REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes for the period presented subsequent to the Spin-Off. For the period presented prior to the Spin-Off, the Company was disregarded for federal income tax purposes, so no provision for federal income tax was made. SMTA is subject to certain other taxes, including state taxes, which have been reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss).
The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results prior to the Spin-Off include allocated expenses for certain corporate costs which we believe are reasonable. These expenses were based on either actual costs incurred or a proportion of costs estimated to be allocable to SMTA based on the relative property count of the Company to those owned by Spirit as a whole. Such costs do not necessarily reflect what the actual costs would have been if SMTA had been operating as a separate standalone public company. These expenses are discussed further in Note 11 of the accompanying financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have not made any material changes to the application of these policies during the three months ended March 31, 2019.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change	% Change

Revenues:
Rentals	$53,052	$59,608	$(6,556)	(11.0)%
Interest income on loans receivable	1,236	81	1,155	NM
Other income	1,193	379	814	NM
Total revenues	55,481	60,068	(4,587)	(7.6)%
Expenses:
General and administrative	6,052	5,651	401	7.1%
Related party fees	6,950	1,730	5,220	NM
Transaction costs	606	3,017	(2,411)	(79.9)%
Property costs (including reimbursable)	1,573	1,413	160	11.3%
Interest	32,335	28,012	4,323	15.4%
Depreciation and amortization	19,375	20,993	(1,618)	(7.7)%
Impairment and allowance for loan losses	6,037	4,825	1,212	25.1%
Total expenses	72,928	65,641	7,287	11.1%
Other loss:
Loss on debt extinguishment	(21,267)	(255)	(21,012)	NM
Gain (loss) on disposition of real estate assets	478	(1,694)	2,172	NM
Total other loss	(20,789)	(1,949)	(18,840)	NM
Loss before income tax expense	(38,236)	(7,522)	(30,714)	NM
Income tax expense	(34)	(57)	23	40.4%
Net loss	$(38,270)	$(7,579)	$(30,691)	NM
NM-Percentages over 100% are not displayed as they are not meaningful.
Revenues
Rental income
Rental income for the comparative period decreased period-over-period primarily due to an increase in tenant credit issues, primarily in the Other Properties segment. This decrease was furthered by SMTA being a net disposer during the trailing twelve month period, based on the following disposition/distribution activity:

◦	17 properties disposed from the Master Trust 2014 segment, with a Real Estate Investment Value of $19.9 million, of which ten properties were Vacant;

◦
96 properties disposed from the Other Properties segment, with a Real Estate Investment Value of $231.7 million, of which 83 properties were Shopko properties (see discussion in debt extinguishment below); and

◦	Three properties distributed to Spirit in conjunction with the Spin-Off from the Other Properties segment, with a Real Estate Investment Value of $3.2 million.

The disposition activity was partially offset by the following acquisition/contribution activity:

◦	Nine properties acquired into the Master Trust 2014 segment, with a Real Estate Investment Value of $112.6 million; and

◦	Ten properties contributed from Spirit in conjunction with the Spin-Off into the Other Properties segment, with a Real Estate Investment Value of $54.2 million.
Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below and comprised 1.6% and 1.0% of rental income for the three months ended March 31, 2019 and 2018, respectively. Non-cash rental income primarily consists of straight-

line rental revenue and amortization of above- and below-market lease intangibles. During the three months ended March 31, 2019 and 2018, non-cash rental revenues were $0.9 million and $0.8 million, respectively, representing approximately 1.6% and 1.3%, respectively, of total rental revenue. Finally, as a result of adopting ASC 842, bad debt expense is presented in rental income beginning January 1, 2019 and on a go-forward basis. As such, bad debt expense of $7 thousand is included in rental income for the three months ended March 31, 2019.
Interest income on loans receivable
The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 12% term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period. In connection with Shopko’s bankruptcy filing, Shopko has filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, as of March 31, 2019, we have recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status. While on non-accrual status, interest income is recognized only when received. While the outcome of the Shopko bankruptcy filing is uncertain and there can be no assurances that we will recover any amounts due to us under the Shopko B-1 Term Loan, we intend to pursue all of our rights and remedies in connection with the bankruptcy proceedings, with the goal of maximizing the receipt of amounts due to us under the the Shopko B-1 Term Loan. Shopko contributed 91.8% of our interest income on loans receivable for the three months ended March 31, 2019, all of which was attributable to our Other Properties segment.
Other income
Period-over-period other income increased primarily due to an increase in interest income received on cash and cash equivalents, due to maintaining higher cash balances during the three months ended March 31, 2019. The increase in cash and cash equivalents from $5 thousand as of March 31, 2018 to $108.9 million as of March 31, 2019 is primarily a result of cash proceeds from the issuance of the Shopko CMBS debt in the fourth quarter of 2018, from which a majority of the proceeds have been retained for future cash needs.
Expenses
General and administrative and Transaction costs
For periods prior to the Spin-Off, general administrative expenses and transaction costs are comprised of amounts specifically identified and amounts allocated from Spirit's financial statements.
Specifically identified expenses: All general and administrative expenses of $6.1 million during the three months ended March 31, 2019 and $0.1 million for the same period in 2018 were specifically identified based on direct usage or benefit. The increase is a result of SMTA operating as a stand-alone company subsequent to the Spin-Off and the general and administrative expenses during the three months ended March 31, 2019 primarily relate to professional fees, specifically legal, audit and consulting fees, and compensation for the executive officer and Board of Trustees.
Transaction costs for the three months ended March 31, 2019 are the expenses associated with the exploration of strategic alternatives including, but not limited to, a sale of the Company or the Master Trust 2014, a merger, or the sale of the single distribution center property and other non-core assets. Transaction costs for the three months ended March 31, 2018 are the expenses associated with the Spin-Off and $2.5 million of these amounts were specifically identified based on direct usage or benefit.
Allocated expenses: The increase from specifically identified expenses was offset as no expenses have been allocated subsequent to the Spin-Off. For the amounts allocated in the three months ended March 31, 2018, the allocation was based on SMTA's property count relative to Spirit’s property count. SMTA’s property count decreased from 920 properties at December 31, 2017 compared to 890 properties at March 31, 2018. Spirit’s property count also decreased from 2,525 properties to 2,446 for the same period. Allocated expenses primarily consisted of Spirit compensation expenses for the period.

Related party fees
In conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with the Manager for a $20.0 million flat fee per annum, plus a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period if certain conditions are met. Therefore, asset management fees of $5.0 million were incurred and a promoted interest fee of $24 thousand was recognized for the three months ended March 31, 2019, which was the primary driver of the increase in related party fees period-over-period.
Additionally, property management fees for Master Trust 2014 accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Collateral value, as defined in the Property Management and Servicing Agreement of Master Trust 2014, has increased slightly from $2.5 billion at March 31, 2018 to $2.6 billion at March 31, 2019 as a result of acquisitions in 2018. The increase in collateral value resulted in an increase of property management and special servicing fees paid to our Manager of $0.2 million period-over-period.
Property costs (including reimbursable)
For the three months ended March 31, 2019, property costs were $1.6 million (including $1.2 million of tenant reimbursable expenses) compared to $1.4 million (including $0.5 million of tenant reimbursable expenses) for the same period in 2018. The decrease in non-reimbursable costs of $0.5 million was driven primarily by a decrease in non-reimbursable property tax expenses recorded to the Other Properties segment of $0.8 million period-over-period. This was the result of a recovery on property tax expense related to Shopko properties which were previously accrued by the Company.
Interest
The increase in interest expense is primarily related to the Shopko CMBS loan in the Other Properties segment, entered into in November 2018 and relieved through foreclosure of the underlying properties in March 2019. See Note 4 to the financial statements herein.
The following table summarizes our interest expense:

	Three Months Ended March 31,
(In Thousands)	2019	2018

Interest expense-Master Trust 2014	$23,914	$24,310
Interest expense-CMBS	4,651	827
Non-cash interest expense:
Amortization of deferred financing costs	2,068	875
Amortization of debt discount, net	1,702	2,000
Total interest expense	$32,335	$28,012
Depreciation and amortization
During the trailing twelve months ended March 31, 2019, we acquired or received through contribution 19 properties, representing a Real Estate Investment Value of $166.8 million, and we disposed of or contributed 116 properties with a Real Estate Investment Value of $254.8 million. Therefore, as a net disposer during the period based on Real Estate Investment Value, depreciation and amortization decreased period-over-period. This decrease was attributable to the Other Properties segment, as this segment was a net disposer of depreciable real estate, partially offset by an increase in depreciation and amortization in the Master Trust 2014 segment, as this segment was a net acquirer of depreciable real estate period-over-period.

The following table summarizes our depreciation and amortization expenses:

	Three Months Ended March 31,
(In Thousands)	2019	2018

Depreciation of real estate assets	$17,087	$18,305
Amortization of lease intangibles	2,288	2,688
Total depreciation and amortization	$19,375	$20,993
Impairment and allowance for loan losses
During the three months ended March 31, 2019, we recorded impairment losses of $6.0 million, of which $4.2 million of the impairment was recorded on properties in the Master Trust 2014 segment, comprised of $1.1 million on six Vacant properties and $3.1 million on two underperforming properties. $1.8 million of impairment was recorded on two underperforming properties in the Other Properties segment.
During the three months ended March 31, 2018, we recorded impairment losses of $4.8 million. All of the impairment was recorded on properties classified as held and used, comprised of $1.9 million of impairment on four Vacant properties and $2.9 million of impairment on 11 underperforming properties. All of the impairment except $0.3 million was recorded on properties in the Master Trust 2014 segment.
Loss on debt extinguishment
During the three months ended March 31, 2019, our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when these entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries. This resulted in a loss on debt extinguishment of $21.3 million on the Shopko CMBS debt in the Other Properties segment.
During the same period in 2018, we extinguished $4.6 million of Master Trust 2014 debt as a result of pre-payment premiums paid, resulting in approximately $0.3 million in losses on debt extinguishment.
Gain (loss) on disposition of assets
During the three months ended March 31, 2019, we disposed of 86 properties and recorded net gains totaling $0.5 million. These net gains were driven by net gains of $0.3 million on the sale of two properties from the Master Trust 2014 segment and a $0.3 million gain on the sale of a property from the Other Properties segment. This net gain was partially offset by a loss from a partial taking on a property in the Other Properties segment. The remaining 83 properties disposed were foreclosed on by the Shopko Lenders as discussed above.
For the same period in 2018, we disposed of 23 properties and recorded net losses totaling $1.7 million. These losses were driven by a $1.6 million loss on the sale of 20 active properties from the Master Trust 2014 segment.

PROPERTY PORTFOLIO INFORMATION

790	$194.6M	43	203	24
Properties	Annualized Contractual Rent	States	Tenants	Industries
Our diverse real estate portfolio at March 31, 2019 had:

◦	an Occupancy of 97.1%;

◦	48.9% of Contractual Rent from master leases;

◦	93.7% of leases containing contractual rent escalators (based on Contractual Rent); and

◦	a weighted average remaining lease term of 8.7 years.
Diversification By Tenant
Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties at March 31, 2019 (total square feet in thousands):

Tenant (1)	Number of Properties	Total Square Feet	Percent of Contractual Rent

AMC Entertainment, Inc.	14	696	5.5%
Academy, LTD.	2	1,564	5.2%
Universal Pool Co., Inc.	14	543	3.7%
Crème De La Crème, Inc.	9	190	2.8%
Goodrich Quality Theaters, Inc.	4	245	2.8%
Life Time Fitness, Inc.	3	420	2.7%
Destination XL Group, Inc.	1	756	2.7%
Buehler Food Markets Inc.	5	503	2.6%
Carmax, Inc.	4	201	2.5%
Professional Resource Development, Inc.	59	234	2.2%
Other	652	8,254	67.3%
Vacant	23	306	—%
Total	790	13,912	100.0%
(1)  Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2019 (total square feet in thousands):

Asset Type	Number of Properties	Total Square Feet	Percent of Contractual Rent

Retail	669	9,453	79.3%
Industrial	40	3,616	11.2%
Office	81	843	9.5%
Total	790	13,912	100.0%

Diversification By Industry
Industry concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2019 (total square feet in thousands):

Industry	Number of Properties	Total Square Feet	Percent of Contractual Rent

Restaurants - Quick Service	304	790	13.3%
Movie Theatres	29	1,519	12.2%
Restaurants - Casual Dining	89	640	10.6%
Health and Fitness	19	1,049	7.3%
Medical / Other Office	79	517	6.6%
Sporting Goods	4	1,832	6.6%
Specialty Retail	22	857	5.5%
Education	17	400	4.9%
Home Furnishings	17	907	4.7%
Automotive Parts and Service	79	362	4.5%
Grocery	19	1,020	4.4%
Automotive Dealers	12	323	4.2%
Apparel	3	1,019	3.1%
Other	3	183	2.5%
Entertainment	4	200	2.1%
Multi-Tenant	3	169	1.4%
Manufacturing	7	763	1.2%
Car Washes	6	48	1.2%
Building Materials	28	458	1.1%
General Merchandise	8	318	1.0%
Drug Stores / Pharmacies	8	83	0.8%
Distribution	1	94	0.6%
Dollar Stores	5	55	0.2%
Convenience Stores	1	—	—%
Vacant	23	306	—%
Total	790	13,912	100.0%

Diversification By Geography
Geographic concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2019 (total square feet in thousands):

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	64	2,691	14.3%	New York	10	104	1.4%
Illinois	61	846	7.8	Kansas	15	198	1.3
Georgia	73	459	6.4	Virginia	15	202	1.2
Ohio	38	1,091	6.0	Washington	3	163	1.1
Indiana	39	567	5.1	Wisconsin	7	233	1.1
Minnesota	14	640	3.8	Iowa	14	128	1.1
Missouri	33	432	3.5	West Virginia	8	233	0.9
Michigan	54	593	3.4	Kentucky	15	95	0.7
South Carolina	16	415	3.3	Mississippi	11	60	0.7
Pennsylvania	23	405	3.1	Nebraska	6	160	0.5
Florida	46	380	3.1	Wyoming	4	62	0.4
Arizona	22	346	3.1	New Jersey	2	195	0.4
Massachusetts	1	756	2.7	Maryland	9	31	0.4
North Carolina	20	387	2.6	Louisiana	7	19	0.3
Colorado	8	328	2.6	Idaho	2	45	0.3
Oklahoma	16	303	2.5	Rhode Island	1	22	0.2
Oregon	6	300	2.3	Alaska	1	50	0.2
Nevada	3	166	2.3	North Dakokta	1	7	0.1
Tennessee	47	166	2.2	Maine	1	5	0.1
California	13	122	2.2	Utah	1	3	—
Alabama	31	110	2.2
New Mexico	10	76	1.6
Arkansas	19	318	1.5

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2019. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 8.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and/or any early termination rights (total square feet and Annualized Contractual Rent in thousands):

Leases Expiring In:	Number of Properties	Annualized Contractual Rent	Total Square Feet	Percent of Expiring Contractual Rent

2019	47	$7,018	671	3.6%
2020	39	6,722	465	3.5
2021	49	10,120	740	5.2
2022	76	12,359	960	6.4
2023	24	4,113	369	2.1
2024	45	10,148	526	5.2
2025	35	15,438	745	7.9
2026	101	17,575	1,568	9.0
2027	57	37,134	3,374	19.1
2028	27	10,447	655	5.4
Thereafter	267	63,445	3,533	32.6
Vacant	23	—	306	—
Total owned properties	790	$194,519	13,912	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, as well as distributions to shareholders and interest and principal on our debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred shareholders, primarily through cash provided by operating activities, from refinancings within Master Trust 2014, and continued dispositions of assets within our Other Properties segment.
Long-term Liquidity and Capital Resources
On January 16, 2019, in connection with the Shopko bankruptcy filing, we announced that our Board of Trustees had elected to accelerate our strategic plan by identifying and engaging advisors to explore strategic alternatives focused on maximizing shareholder value. Strategic alternatives to be considered may include, but are not limited to, a sale of the Company or the Master Trust 2014, a merger, the sale of the single distribution center property and other non-core assets, and the maximizing of recoveries in connection with the Shopko bankruptcy. The execution of strategic alternatives may materially impact our long-term capital needs and plan to meet those needs. Currently, we plan to meet our long-term capital needs, including long-term financing of debt maturities, by issuing bonds using the Master Trust 2014 program discussed below or by issuing debt or equity securities. We will continually evaluate and seek to obtain alternative financing, but we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our shareholders. We believe that cash on hand and other available borrowings are sufficient to meet these obligations over the next 12 months.
Description of Certain Debt
The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

Master Trust 2014
Master Trust 2014 is an asset-backed securitization platform through which we raise capital by issuing non-recourse asset-backed securities collateralized by commercial real estate, net leases and mortgage loans. The Master Trust 2014 Collateral Pool is managed by Spirit Realty, L.P., a related party, in capacity as property manager and special servicer. In general, monthly rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs associated with the administration of Master Trust 2014. Any remaining funds are remitted to SMTA monthly on the note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pool. Proceeds from these transactions are held on deposit by the indenture trustee in the Release Account until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At March 31, 2019, $17.1 million and $5.6 million were held on deposit in the Release Account and Liquidity Reserve Account, respectively, and classified as restricted cash within deferred costs and other assets, net in the consolidated balance sheet. All outstanding series of Master Trust 2014 were rated investment grade as of March 31, 2019.
As of March 31, 2019, the Master Trust 2014 notes were secured by 782 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers (each its own special purpose entity) within this trust. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of March 31, 2019, total assets of $1.90 billion were held by the Master Trust 2014 special purpose entities. The Master Trust 2014 debt is summarized below:

	Stated Rates (1)	Maturity	March 31, 2019	December 31, 2018

		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.37%	1.3	$238,140	$240,908
Series 2014-2	5.76%	2.0	228,477	229,516
Series 2014-3	5.74%	3.0	309,621	309,753
Series 2014-4 Class A1	3.50%	0.8	149,484	149,484
Series 2014-4 Class A2	4.63%	10.8	336,788	341,022
Series 2017-1 Class A	4.36%	3.7	538,248	538,705
Series 2017-1 Class B	5.49%	3.7	132,000	132,000
Series 2018-1 Class A VFN	4.50%	2.6	—	—
Total Master Trust 2014 notes	4.93%	4.1	1,932,758	1,941,388
Debt discount, net			(19,452)	(21,155)
Deferred financing costs, net			(14,067)	(14,912)
Total Master Trust 2014, net			$1,899,239	$1,905,321

(1)
Represents the individual series stated interest rates as of March 31, 2019 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of March 31, 2019.

Academy CMBS
On January 22, 2018, we entered into a new non-recourse loan agreement, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.42% as of March 31, 2019. As a result of the issuance, we received approximately $84.0 million in proceeds, all of which was distributed to Spirit. This CMBS loan and its collateral are held in special purpose entities, which are separate legal entities, and are the sole owner of their assets and responsible for their liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of March 31, 2019, total assets of $101.5 million were held by the CMBS special purpose entities, the loan had an outstanding principal balance of $82.7 million and the loan had a remaining maturity of 8.8 years.

Debt Maturities
Future principal payments due on our Master Trust 2014 and CMBS debt outstanding as of March 31, 2019 :

(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Master Trust 2014	$1,932,758	$26,570	$404,132	$242,248	$993,273	$21,063	$245,472
CMBS	82,725	890	1,251	1,330	1,401	1,475	76,378
Total	$2,015,483	$27,460	$405,383	$243,578	$994,674	$22,538	$321,850
Contractual Obligations
On January 16, 2019, our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. The full outstanding principal amount of $157.4 million outstanding under the Shopko CMBS Loan Agreements immediately became due and payable, and interest accrued at the default rate of LIBOR plus 12.5% on the original loan portion and LIBOR plus 18.0% on the mezzanine loan portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries.
There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.
CASH FLOWS
The following table presents a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change

Net cash provided by operating activities	$18,810	$25,322	$(6,512)
Net cash provided by investing activities	5,192	19,000	(13,808)
Net cash used in financing activities	(91,367)	(30,233)	(61,134)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(67,365)	$14,089	$(81,454)
As of March 31, 2019, we had $137.7 million in cash, cash equivalents and restricted cash as compared to $205.1 million as of December 31, 2018 and $80.6 million as of March 31, 2018.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to the following:

•
Shopko's bankruptcy and the subsequent foreclosure of 85 properties securing the Shopko CMBS loan, resulting in an $8.2 million decrease in cash rental revenue, which was partially offset by a $1.1 million increase in interest income received period-over-period from the two mortgage notes and the B-1 Term Loan; and

•	an increase in related party fees of $5.2 million, resulting primarily from the Asset Management Agreement.

These amounts were partially offset by:

•	a decrease in interest paid of $1.5 million, due to lower principal balances on Master Trust 2014 in 2019 compared to 2018,

•	a decrease in transaction costs of $3.0 million, primarily resulting from costs incurred in 2018 for the Spin-off, and

•	an increase in other income of $0.8 million.
Investing Activities
Cash used in investing activities is generally used for acquisitions of real estate and loans receivable and, to a limited extent, capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during the three months ended March 31, 2019 included $5.3 million in proceeds from the disposition of three properties and collections of principal on loans receivable totaling $1.4 million, partially offset by capitalized real estate expenditures of $1.4 million.
During the same period in 2018, net cash provided by investing activities included $16.9 million in proceeds from the disposition of 23 properties and collections of principal on loans receivable totaling $2.3 million.
Financing Activities
Generally, our net cash used in financing activities is impacted by our contributions/distributions to Spirit for the period prior to the Spin-Off and our net borrowings under Master Trust 2014 and CMBS.
Net cash used in financing activities during the three months ended March 31, 2019 was primarily attributable to payments of common share dividends totaling $57.2 million, restricted cash of $21.2 million paid to lenders in connection with the foreclosure of the Shopko CMBS loan, payments of preferred share dividends of $4.0 million, and repayments of $8.9 million related to our mortgages and notes payable.
During the same period in 2018, net cash used in financing activities was primarily attributable to net distributions to Spirit of $108.0 million, borrowings under our mortgages and notes payable of $92.2 million and payments of $12.9 million on our mortgages and notes payable.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements herein.
NON-GAAP FINANCIAL MEASURES
FFO AND AFFO
We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common shareholders (computed in accordance with GAAP) excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as a measure of our performance.

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other general and administrative costs associated with relocation of the Company's headquarters, transaction costs, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, amortization of the promote fee and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above- and below- market rent on our leases, amortization of lease incentives, amortization of net premium/discount on loans receivable,bad debt expense and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (share-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as a performance measure.
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
Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre adjusted for transaction costs, revenue producing acquisition costs and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, real estate acquisition costs, impairments and loan losses related to the Shopko loan, debt extinguishment gains (losses), and amortization (recovery) of the promote fee. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as a performance measure.
Annualized Adjusted EBITDAre
Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.
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

Fixed Charge Coverage Ratio (FCCR)
Fixed Charge Coverage Ratio is the ratio of Annualized Adjusted EBITDAre to Annualized Fixed Charges, a ratio derived from non-GAAP measures that we use to evaluate our liquidity and ability to obtain financing. Fixed Charges consist of interest expense, reported in accordance with GAAP, less non-cash interest expense.
FFO and AFFO

	Three Months Ended March 31,
(Unaudited, In Thousands)	2019	2018 (1)

Net loss attributable to common shareholders	$(42,245)	$(7,579)
Add / (less):
Portfolio depreciation and amortization	19,375	20,993
Portfolio impairments	6,037	4,825
(Gain) loss on disposition of real estate assets	(478)	1,694
FFO	$(17,311)	$19,933
Add / (less):
Loss on debt extinguishment	21,267	255
Transaction costs	606	3,017
Real estate acquisition costs	90	1
Non-cash interest expense	3,770	2,875
Straight-line rent, net of related bad debt expense	(896)	(847)
Other amortization and non-cash charges	31	90
Non-cash compensation expense	794	1,606
Amortization of the promote fee	24	—
AFFO	$8,375	$26,930

Dividends declared to common shareholders	$14,218	N/A

Net (loss) income per common share
Basic	$(0.99)	$(0.18)
Diluted	$(0.99)	$(0.18)
FFO per common share
Diluted (2)	$(0.41)	$0.47
AFFO per common share
Diluted (2)	$0.19	$0.63

Weighted average common shares outstanding:
Basic	42,860,427	42,851,010
Diluted	42,860,427	42,851,010
(1) Amounts for the three months ended March 31, 2018 are based entirely on results of SMTA's legal predecessor entities.
(2) For the three months ended March 31, 2019, dividends declared to unvested restricted shareholders were $73 thousand.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre - Leverage

	March 31,
(Unaudited, In Thousands)	2019		2018

Master Trust 2014, net	$1,899,239		$1,924,996
CMBS, net	81,700		82,775
Total debt, net	$1,980,939		$2,007,771
Add / (less):
Unamortized debt discount	19,452		26,125
Unamortized deferred financing costs	15,092		18,366
Cash and cash equivalents	(108,883)		(5)
Cash reserves on deposit with lenders as additional security classified as other assets	(28,852)		(80,594)
Adjusted Debt	$1,877,748		$1,971,663

	Three Months Ended March 31,
(Unaudited, In Thousands)	2019		2018 (1)

Net loss	$(38,270)		$(7,579)
Add / (less):
Interest	32,335		28,012
Depreciation and amortization	19,375		20,993
Income tax expense	34		57
(Gain) loss on disposition of real estate assets	(478)		1,694
Impairment and allowance for loan losses	6,037		4,825
EBITDAre	$19,033		$48,002
Add / (less):
Transaction costs	606		3,017
Real estate acquisition costs	90		1
Loss on debt extinguishment	21,267		255
Amortization of the promote fee	24		—
Severance	—		1,432
Adjusted EBITDAre	$41,020		$52,707
Other adjustments for Annualized Adjusted EBITDAre (2)	$(5,505)		$—
Annualized Adjusted EBITDAre	$142,060		$210,828

Interest Expense	$32,335		$28,012
Less: Non-cash interest	(3,770)		(2,875)
Less: Interest expense on the foreclosed Shopko CMBS loan	(3,586)		—
Preferred share dividends	3,975		—
Fixed Charges	$28,954		$25,137
Annualized Fixed Charges	$115,816		$100,548

Adjusted Debt / Annualized Adjusted EBITDAre	13.2	x	9.4x
Fixed Charge Coverage Ratio	1.2	x	2.1x

(1)	Amounts for 2018 are based on SMTA's allocated portion of Spirit’s expense.

(2)
Adjustments are comprised of rental income from Shopko, interest and other income on the Shopko B-1 term loan, property operating costs, interest expense on the Shopko CBMS loan and other associated costs related to Shopko.

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
As of March 31, 2019, all $2.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting of our Master Trust 2014 notes and Academy CMBS loan. As of March 31, 2019, the weighted average stated interest rate of the Master Trust 2014 obligations, excluding amortization of deferred financing costs and debt discounts, was approximately 4.9%. The stated interest rate of the Academy CMBS obligation, excluding amortization of deferred financing costs, was 5.1%. As of March 31, 2019, we had no variable-rate obligations.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Mortgages and notes payable, net (1)	$1,980,939	$2,060,077
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2019, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these ordinary course claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
SMTA, through four indirectly wholly-owned, property-owning subsidiaries, entered into the Shopko CMBS Loan Agreements. The loan was secured by a pledge of the equity of the entity that owns the four property-owning subsidiaries, which collectively hold 85 assets (83 owned and two financed) that were leased to Shopko. In connection with the Shopko CMBS Loan Agreements, SMTA entered into a customary non-recourse loan guaranty agreement, in favor of the Shopko Lenders, pursuant to which SMTA guaranteed the payment and performance of the liabilities of the property-owning subsidiaries under the non-recourse loan agreements for damages resulting from certain breaches or actions, including, but not limited to, fraud or intentional misrepresentation by the borrowers, and for the repayment in full of the debt in the event of certain actions, including, without limitation, certain bankruptcy events and prohibited transactions.
On January 16, 2019, our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. The full outstanding principal amount of $157.4 million outstanding under the Shopko CMBS Loan Agreements immediately became due and payable, and interest began accruing at the default rate of LIBOR plus 12.5% on the original loan portion and LIBOR plus 18.0% on the mezzanine loan portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries.
On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. SMTA believes the allegations are without merit, will not honor the demand and intends to vigorously defend against any lawsuit initiated by the Shopko Lenders in connection with SMTA’s decision not to comply with the repayment request made under the notice of demand.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.
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
Date: May 14, 2019