Form 10-Q
period 2019-06-30
Spirit MTA REIT
filed 2019-08-12
CIK 1722992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-38414

SPIRIT MTA REIT

(Exact name of registrant as specified in its charter)

Maryland	82-6712510
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2727 North Harwood Street, Suite 300 Dallas, Texas 75201	75201
(Address of principal executive offices)	(zip code)

(972) 476-1409

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of August 8, 2019 , there were 43,159,931 common shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE

This quarterly report of Spirit MTA REIT (the "Company" or "SMTA") includes the financial information of the Company as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

On May 31, 2018, Spirit Realty Capital, Inc. completed the spin-off of the assets that collateralize Master Trust 2014, all of its properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA (the "Spin-Off"). The Spin-Off was effected by means of a pro rata distribution of one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date for the Spin-Off.

The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. Accordingly, the results of operations for the three and six months ended June 30, 2019 and 2018 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to May 31, 2018 and on a consolidated basis for all periods subsequent to May 31, 2018. The discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition as an independent, publicly traded company.

GLOSSARY

2018 Incentive Award Plan	Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between a subsidiary of Spirit Realty, L.P. and Spirit MTA REIT
ASU	Accounting Standards Update
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014
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

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
HPT	Hospitality Properties Trust
LIBOR	London Interbank Offered Rate
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	A wholly-owned subsidiary of Spirit
Master Trust 2014

The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time. Indirect special purpose entity subsidiaries of the Company are the borrowers.

Master Trust 2014 Sale	The pending sale of the entities comprising Master Trust 2014 to Hospitality Properties Trust
NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
Other Properties	One of two reportable segments consisting of all properties not included in the Master Trust 2014 Collateral Pool

Properties	Owned properties and mortgage loans receivable secured by properties

Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit

Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made or the funds are applied as prepayment of principal
Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
Shopko B-1 Term Loan	The secured loan made to Shopko in the initial principal amount of $35.0 million
Shopko CMBS Loan Agreements

The combination of the non-recourse mortgage loan agreement, establishing an aggregate loan amount of $125.0 million, and the mezzanine loan agreement, establishing an aggregate loan amount of $40.0 million

Shopko Lenders	An institutional lender and certain other lenders from time to time party to the Shopko CMBS Loan Agreements
SMTA	Spirit MTA REIT
Spin-Off

Creation of an independent, publicly traded REIT, SMTA, through a pro rata distribution of one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date

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

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA

REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT MTA REIT

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$760,824	$870,549
Buildings and improvements	1,375,537	1,526,933
Total real estate investments	2,136,361	2,397,482
Less: accumulated depreciation	(446,845)	(459,615)
	1,689,516	1,937,867
Loans receivable, net	26,405	30,093
Intangible lease assets, net	71,051	79,314
Real estate assets held for sale, net	28,090	7,263
Net investments	1,815,062	2,054,537
Cash and cash equivalents	113,825	161,013
Deferred costs and other assets, net	76,752	83,087
Goodwill	7,012	7,012
Total assets	$2,012,651	$2,305,649
Liabilities and deficit
Liabilities:
Mortgages and notes payable, net	$1,974,511	$2,138,804
Intangible lease liabilities, net	15,889	17,676
Accounts payable, accrued expenses and other liabilities	46,810	83,629
Total liabilities	2,037,210	2,240,109
Commitments and contingencies (see Note 6)
Redeemable preferred equity:
SMTA Preferred Shares, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 shares issued and outstanding at both June 30, 2019 and December 31, 2018	150,000	150,000
SubREIT Preferred Shares, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,125 shares issued and outstanding at both June 30, 2019 and December 31, 2018	5,125	5,125
Total redeemable preferred equity	155,125	155,125
Shareholders' deficit:
Common shares, $0.01 par value, 750,000,000 shares authorized; 43,159,931 and 43,000,862 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	432	430
Capital in excess of common share par value	202,264	201,056
Accumulated deficit	(382,380)	(291,071)
Total shareholders' deficit	(179,684)	(89,585)
Total liabilities and deficit	$2,012,651	$2,305,649

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$48,513	$59,644	$101,565	$119,252
Interest income on loans receivable	893	752	2,129	833
Other income	929	562	2,122	941
Total revenues	50,335	60,958	105,816	121,026
Expenses:
General and administrative	1,145	3,571	4,773	9,222
Related party fees	6,392	3,351	13,342	5,081
Transaction costs	4,354	5,525	4,960	8,542
Shopko-related expenses	10,689	—	13,113	—
Property costs (including reimbursable)	1,888	2,251	3,461	3,664
Interest	27,575	27,743	59,910	55,755
Depreciation and amortization	17,321	21,109	36,696	42,102
(Recoveries of) allowance for loan losses and impairment	(1,463)	1,247	4,574	6,072
Total expenses	67,901	64,797	140,829	130,438
Other income (loss):
Loss on debt extinguishment	—	(108)	(21,267)	(363)
Gain on disposition of real estate assets	1,041	4,948	1,519	3,254
Total other income (loss)	1,041	4,840	(19,748)	2,891
(Loss) income before income tax expense	(16,525)	1,001	(54,761)	(6,521)
Income tax expense	(41)	(22)	(75)	(79)
Net (loss) income and total comprehensive (loss) income	(16,566)	979	(54,836)	(6,600)
Preferred dividends	(3,983)	(1,325)	(7,958)	(1,325)
Net loss attributable to common shareholders	$(20,549)	$(346)	$(62,794)	$(7,925)
Net loss per share attributable to common shareholders:
Basic	$(0.48)	$(0.01)	$(1.47)	$(0.18)
Diluted	$(0.48)	$(0.01)	$(1.47)	$(0.18)
Weighted average common shares outstanding:
Basic	42,964,179	42,851,010	42,912,589	42,851,010
Diluted	42,964,179	42,851,010	42,912,589	42,851,010
Dividends declared per common share issued	$0.33	$—	$0.66	$—

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statement of Changes in Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Redeemable Preferred Equity					Shareholders' Equity (Deficit) and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' Equity and Parent Company Equity (Deficit)
Six Months Ended June 30, 2019
Balances, December 31, 2018	6,000,000	$150,000	5,125	$5,125	$155,125	43,000,862	$430	$201,056	$(291,071)	$—	$(89,585)
Net loss	—	—	—	—	—	—	—	—	(38,270)	—	(38,270)
Issuance of preferred shares, net	—	—	—	—	—	—	—	(25)	—	—	(25)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(14,218)	—	(14,218)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(3,975)	—	(3,975)
Share-based compensation, net	—	—	—	—	—	89,513	1	793	(9)	—	785
Tax withholdings related to net stock settlements	—	—	—	—	—	(4,624)	—	—	(36)	—	(36)
Balances, March 31, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,085,751	$431	$201,824	$(347,579)	$—	$(145,324)
Net loss	—	—	—	—	—	—	—	—	(16,566)	—	(16,566)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(14,243)	—	(14,243)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(3,983)	—	(3,983)
Share-based compensation, net	—	—	—	—	—	74,180	1	440	(9)	—	432
Balances, June 30, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,159,931	$432	$202,264	$(382,380)	$—	$(179,684)

	Redeemable Preferred Equity					Shareholders' Equity (Deficit) and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' Equity and Parent Company Equity (Deficit)
Six Months Ended June 30, 2018
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—	—	(7,579)	(7,579)
Contributions from parent company	—	—	—	—	—	—	—	—	—	49,819	49,819
Distributions to parent company	—	—	—	—	—	—	—	—	—	(158,396)	(158,396)
Balances, March 31, 2018	—	$—	—	$—	$—	—	$—	$—	$—	$274,762	$274,762
Net income	—	—	—	—	—	—	—	—	3,223	(2,244)	979
Contributions from parent company	—	—	—	—	—	—	—	—	—	124,696	124,696
Distributions to parent company	—	—	—	—	—	—	—	—	—	(41,787)	(41,787)
Issuance of shares of common stock, net	—	—	—	—	—	42,851,010	429	199,998	—	(200,427)	—
Issuance of shares of preferred stock, net	6,000,000	150,000	5,000	5,000	155,000	—	—	—	—	(155,000)	(155,000)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(1,325)	—	(1,325)
Balances, June 30, 2018	6,000,000	$150,000	5,000	$5,000	$155,000	42,851,010	$429	$199,998	$1,898	$—	$202,325

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(54,836)	$(6,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,696	42,102
Impairment and allowance for loan losses	4,574	6,072
Amortization of deferred financing costs	3,038	1,727
Amortization of debt discounts	3,429	3,634
Share-based compensation expense	1,235	2,424
Loss on debt extinguishment, net	21,267	363
Gain on disposition of real estate assets	(1,519)	(3,254)
Non-cash revenue	(1,838)	(1,437)
Bad debt expense and other	29	175
Changes in operating assets and liabilities:
Deferred costs and other assets, net	1,930	(2,539)
Accounts payable, accrued expenses and other liabilities	14,904	4,137
Net cash provided by operating activities	28,909	46,804
Investing activities
Acquisitions of real estate	—	(15,328)
Capitalized real estate expenditures	(3,567)	(1,937)
Collections of principal on loans receivable	23,402	3,003
Proceeds from dispositions of real estate and other assets	17,175	39,118
Net cash provided by investing activities	37,010	24,856
Financing activities
Borrowings under mortgages and notes payable	—	92,216
Repayments under mortgages and notes payable	(17,971)	(23,248)
Restricted cash surrendered in loan foreclosure	(21,227)	(363)
Deferred financing costs	—	(1,415)
Repurchase of common shares for tax withholdings related to net shares settlements	(36)	—
Preferred share offering costs	(25)	—
Dividends paid on common shares	(71,409)	—
Dividends paid on preferred shares	(7,958)	(1,325)
Contributions from parent company	—	91,662
Distributions to parent company	—	(198,038)
Net cash used in financing activities	(118,626)	(40,511)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,707)	31,149
Cash, cash equivalents and restricted cash, beginning of period	205,100	66,510
Cash, cash equivalents and restricted cash, end of period	$152,393	$97,659
Interest paid	$49,943	$49,069
Taxes paid	$139	$202

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment distribution from parent	$—	$80,429
Investment distribution to parent	—	2,144
Financing provided in connection with the disposition of assets	—	2,888
Preferred equity issuance	—	155,000
Relief of debt through foreclosure of real estate properties	160,785	—
Net real estate and other assets surrendered to lender	159,735	—
Accrued interest capitalized to principal	3,364	—
Distributions declared and unpaid	14,243	—

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

The Company's portfolio as of June 30, 2019 includes (i) an asset-backed securitization trust which issues non-recourse asset-backed securities collateralized by commercial real estate, net-leases and mortgage loans (“Master Trust 2014”), (ii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iii) a portfolio of unencumbered properties.

The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. ("Spirit"). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company's establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and a wholly-owned subsidiary of Spirit (the "Manager") entered into an Asset Management Agreement under which the Manager provides external management of SMTA. Costs associated with the Spin-Off incurred in the three and six months ended June 30, 2018 totaled $ 5.5 million and $8.5 million, respectively, and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive (loss) income.

On January 16, 2019, in connection with the Shopko bankruptcy filing, the Company announced that its Board of Trustees had elected to accelerate its strategic plan by identifying and engaging advisors to explore strategic alternatives focused on maximizing shareholder value. Costs associated with the execution of strategic alternatives in the three and six months ended June 30, 2019 totaled $4.4 million and $5.0 million, respectively, and  are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive (loss) income. See Note 12 for additional detail on the execution of strategic alternatives.

Reclassification

Expenses related to Shopko following its bankruptcy filing, including costs incurred in seeking recoveries for the Shopko B-1 Term Loan, in connection with the foreclosure of the Shopko CMBS Loan Agreements and other accounting, consulting and advisory costs, of $2.4 million have been reclassified for the three months ended March 31, 2019 from “general and administrative” to a separate line “Shopko-related expenses” to conform with current reporting on the consolidated statements of operations. This reclassification had no effect on the total reported results of operations.

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of June 30, 2019, and December 31, 2018, net assets totaling $2.00 billion and $2.18 billion, respectively, were held and net liabilities totaling $2.00 billion and $2.18 billion, respectively, were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at June 30, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Less than 1% of the Company's operating leases at June 30, 2019 include an option to terminate. For approximately 21% of operating leases at June 30, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the lease. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that have contingent rent escalators indexed to future changes in the CPI, they may adjust over a one -year period or over multiple-year periods. Typically, these CPI-based escalators increase rent at a multiple of any increase in the CPI over a specified period. Because of the volatility and uncertainty with respect to future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases, increases in rental revenue from leases with this type of escalator are recognized when the changes in the rental rates have occurred.

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

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease are deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases but may be amortized over the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company believes it is reasonably certain a lease will terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations and comprehensive (loss) income.

Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company’s reserves for uncollectible amounts totaled $5.7 million and $6.6 million as of June 30, 2019 and December 31, 2018, respectively, against accounts receivable balances of $7.3 million and $8.2 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company established a reserve for losses of $0.2 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively, against straight-line receivables of $29.4 million and $28.2 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$113,825	$161,013	$37,356
Restricted cash:
Release Account (1)	27,946	16,141	51,826
Liquidity Reserve (2)	5,664	5,599	5,544
Lender controlled accounts (3)	4,958	22,347	—
Other (4)	—	—	2,933
Total cash, cash equivalents and restricted cash	$152,393	$205,100	$97,659

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

(3)

Funds held in lender-controlled accounts are released after scheduled debt service requirements are met. As of June 30, 2019, $3.7 million of this balance was rent-related receipts associated with Master Trust 2014.

(4)	Funds held in escrow accounts until the related purchase/sale transaction closes.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was initially allocated to each reporting unit based upon the relative fair value of each reporting unit, resulting in $7.0 million allocated to Master Trust 2014 and $6.5 million allocated to Other Properties. The goodwill related to the Other Properties segment was fully impaired in 2018. No additional impairment of goodwill was recorded for the three and six months ended June 30, 2019.

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

The Company was wholly-owned by Spirit prior to the Spin-Off and was disregarded for federal income tax purposes. The Manager is wholly-owned by Spirit through certain direct and indirect ownership interests and is taxed as a partnership for Federal income tax purposes. Spirit has elected to be taxed as a REIT under the applicable provisions of the Code and, as a result, will not be subject to federal income tax as long as it distributes 100% of its taxable income and satisfies certain other requirements. Therefore, no provision for federal income tax has been made in the accompanying consolidated financial statements for the period prior to the Spin-Off.

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

The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive (loss) income. Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and as such, the Company adopted ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief as follows:

•

The Company elected to use the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) any initial direct costs for any existing leases as of the effective date.

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt expense for the six months ended June 30, 2019 was $7 thousand and there was no bad debt expense for the three months ended June 30, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Per the subsequently-issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company is currently evaluating the impact of this ASU on its consolidated financial statements but does not expect its impact to be material.

Note 3. Investments

Real Estate Investments

As of June 30, 2019, the Company’s gross investment in real estate properties and loans totaled approximately $2.3 billion, representing investments in 781 owned properties and six properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable and real estate assets held for sale. The portfolio is geographically dispersed throughout 43 states with Texas, at 13.8%, as the only state with a Real Estate Investment Value greater than 10.0% of the Real Estate Investment Value of the Company’s entire portfolio.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Owned Properties

During the six months ended June 30, 2019, the Company had the following owned real estate, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	869	7	876	$2,523,427	$7,821	$2,531,248
Acquisitions/improvements (1)	—	—	—	3,567	—	3,567
Dispositions of real estate (2)(3)	(89)	(6)	(95)	(174,006)	(10,045)	(184,051)
Transfers to Held for Sale	(15)	15	—	(39,262)	39,262	—
Transfers from Held for Sale	1	(1)	—	528	(528)	—
Impairments	—	—	—	(23,901)	(1,958)	(25,859)
Write-off of intangibles	—	—	—	(39,596)	(5,026)	(44,622)
Gross balance, June 30, 2019	766	15	781	$2,250,757	$29,526	$2,280,283
Accumulated depreciation				(446,845)	(1,611)	(448,456)
Accumulated amortization				(59,234)	(76)	(59,310)
Other non-real estate assets held for sale				—	251	251
Net balance, June 30, 2019 (4)				$1,744,678	$28,090	$1,772,768

(1)	Includes investments of $1.0 million in revenue producing capitalized expenditures, as well as $2.6 million of non-revenue producing capitalized expenditures as of June 30, 2019.
(2)	For the six months ended June 30, 2019, the net gains on the disposal of held and used properties was $0.4 million and net gains on the disposal of held for sale properties was $1.1 million.
(3)	Includes 83 properties with a real estate investment of $167.6 million that were transferred to the lender during the six months ended June 30, 2019.
(4)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2019 is as follows:
Held in Use land and buildings, net of accumulated depreciation	$1,689,516
Intangible lease assets, net	71,051
Real estate assets held for sale, net	28,090
Intangible lease liabilities, net	(15,889)
Net balance	$1,772,768

Operating Leases

As of June 30, 2019 and December 31, 2018, the Company held 781 and 876 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Base cash rent	$46,482	$57,916	$96,984	$115,343
Variable cash rent (including reimbursables)	1,064	1,025	2,749	2,448
Straight-line rent, net of bad debt expense (1)	953	790	1,849	1,637
Amortization of lease intangibles (2)	14	(87)	(17)	(176)
Total rental income	$48,513	$59,644	$101,565	$119,252

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.
(2)

Excludes amortization of in-place leases of $2.2 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, as well as $4.5 million and $5.4 million for the six months ended June 30, 2019 and 2018, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after July 1, 2019) are as follows (in thousands):

June 30, 2019
2019 Remainder	$96,010
2020	187,848
2021	179,554
2022	169,099
2023	162,804
Thereafter	937,139
Total future minimum rentals	$1,732,454

Because lease renewals are exercisable at the lessee's option, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2019	December 31, 2018
In-place leases	$119,882	$130,477
Above-market leases	21,628	23,661
Less: accumulated amortization	(70,459)	(74,824)
Intangible lease assets, net	$71,051	$79,314
Below-market leases	$27,114	$28,193
Less: accumulated amortization	(11,225)	(10,517)
Intangible lease liabilities, net	$15,889	$17,676

Loans Receivable

During the six months ended June 30, 2019, the Company had the following loan activity (dollars in thousands):

	Mortgage Loans		Other Notes
	Properties	Investment	Investment	Total Investment
Principal, December 31, 2018	8	$30,778	$34,416	$65,194
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	—	(1,485)	(21,916)	(23,401)
Write-off of principal balance	(2)	(2,888)	—	(2,888)
Principal, June 30, 2019	6	$26,405	$12,500	$38,905

The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. Other notes consist of the Shopko B-1 Term Loan. A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. In connection with Shopko’s bankruptcy filing in January 2019, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, the Company recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status as of December 31, 2018. The Company recovered principal of $21.3 million during the three months ended June 30, 2019. While the outcome of the Shopko bankruptcy filing is uncertain and there can be no assurances that the Company will recover additional amounts due to it under the Shopko B-1 Term Loan, the Company intends to continue to pursue all of its rights and remedies in connection with the bankruptcy proceedings, with the goal of maximizing the receipt of amounts due to the Company under the Shopko B-1 Term loan. During the three months and six months ended June 30, 2019, the Company recorded interest income on loans receivable of $0.8 million and $2.0 million, respectively on the B-1 Term Loan.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The following table details loans receivable, net of allowance for loan losses (in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans-principal	$26,405	$30,778
Allowance for loan losses	—	(1,299)
Mortgage loans, net	26,405	29,479
Other note receivables - principal	12,500	34,416
Allowance for loan losses	(12,500)	(33,802)
Total loans receivable, net	$26,405	$30,093

Impairments

The following table summarizes total impairment (recoveries) losses recognized on the accompanying consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real estate and intangible asset impairment	$19,839	$1,247	$25,859	$6,088
Recoveries of loan losses	(21,302)	—	(21,285)	(16)
(Recoveries of) allowance for loan losses and impairment	$(1,463)	$1,247	$4,574	$6,072

Note 4. Debt

Master Trust 2014

The Company has access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse, asset-back securities collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 has five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. During the six months ended June 30, 2019, scheduled principal payments of $17.4 million were made on the Master Trust 2014 notes. No pre-payments were made on the Master Trust 2014 notes during the same period.

On November 1, 2018, SMTA closed on variable funding notes ("VFN") within Master Trust 2014 with up to $50 million in borrowing capacity, which is secured by properties of Master Trust 2014 and has an anticipated repayment date of November 1, 2021. Borrowing capacity under the VFN is dependent on a number of factors, primarily including the appraised values of the Collateral Pool and aggregate principal amount of debt outstanding. Interest on the VFN is payable at a rate per annum equal to the CP Rate, Base Rate or Eurodollar Rate, each as defined in the Note Purchase Agreement and, as of June 30, 2019, the interest rate was 4.45%. There is a commitment fee on the unused portion of the VFN of 0.5% per annum. No funds were drawn on the VFN as of June 30, 2019 and there was $40.9 million available borrowing capacity under the VFN as of June 30, 2019.

The Master Trust 2014 notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2019	December 31, 2018
		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.37%	1.1	$235,333	$240,908
Series 2014-2	5.76%	1.7	227,420	229,516
Series 2014-3	5.74%	2.7	309,485	309,753
Series 2014-4 Class A1	3.50%	0.6	149,484	149,484
Series 2014-4 Class A2	4.63%	10.6	332,502	341,022
Series 2017-1 Class A	4.36%	3.5	537,791	538,705
Series 2017-1 Class B	5.49%	3.5	132,000	132,000
Series 2018-1 Class A VFN	4.45%	2.3	—	—
Total Master Trust 2014 notes	4.93%	3.9	1,924,015	1,941,388
Debt discount, net			(17,726)	(21,155)
Deferred financing costs, net			(13,215)	(14,912)
Total Master Trust 2014, net			$1,893,074	$1,905,321

(1)

Represents the individual series stated interest rates as of June 30, 2019 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of June 30, 2019.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, the Master Trust 2014 notes were secured by 773 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers within this trust. On June 2, 2019, the Company entered into an equity purchase agreement (“Master Trust 2014 Sale”) with Hospitality Properties Trust (“HPT”) for the interests of the five bankruptcy-remote, special purpose entities that comprise Master Trust 2014, as well as certain other assets and liabilities held outside of the entities that comprise Master Trust 2014. Upon the closing of the Master Trust 2014 Sale, all of the outstanding classes and series of the notes issued under the Master Trust 2014 will be redeemed, the Master Trust indenture will be discharged and satisfied and the related make-whole prepayment premium will be paid by HPT. The Master Trust 2014 Sale is subject to certain conditions, including approval by a majority of the Company’s shareholders. For additional detail on the Master Trust 2014 Sale, see Note 12.

CMBS

Academy CMBS

On January 22, 2018, the Company entered into a non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.39% as of June 30, 2019. As a result of the issuance, the Company received approximately $84.0 million in proceeds. The Company distributed all of the proceeds to Spirit. The loan had an outstanding principal balance of $82.4 million and $83.0 million as of June 30, 2019 and December 31, 2018, respectively, and unamortized deferred financing costs of $1.0 million and $1.1 million, respectively. As of June 30, 2019, the loan had a remaining maturity of 8.6 years.

Shopko CMBS

On November 1, 2018, SMTA, through four indirectly wholly-owned, property-owning subsidiaries, entered into a $165.0 million non-recourse mortgage loan agreement and, on November 27, 2018, $40.0 million of the loan was carved out into a separate mezzanine loan agreement. These Shopko CMBS Loan Agreements were secured by the equity of the entity that owned the four property-owning subsidiaries, which collectively held 85 assets (83 owned properties and two seller-financed notes on properties) that are leased to Shopko. As of December 31, 2018, the loans had an outstanding principal balance of $157.4 million, unamortized deferred financing costs of $5.9 million and a remaining maturity of 0.9 years.

On January 16, 2019, the Company's indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. Upon the default, the full balance of principal outstanding under the loans immediately became due and payable and interest began accruing at the default rate of LIBOR plus 12.50% on the $125.0 million portion and LIBOR plus 18.00% on the $40.0 million mezzanine portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries. As a result of the foreclosure, the Company recognized a loss on debt extinguishment of $21.3 million during the six months ended June 30, 2019. The components of the loss on debt extinguishment were $161.3 million of net investments and $21.2 million of restricted cash foreclosed, offset by $155.9 million of net debt and $5.3 million of accrued payables relieved.

Debt Maturities

As of June 30, 2019, scheduled debt maturities of Master Trust 2014 and CMBS debt are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2019 Remainder	$18,427	$—	$18,427
2020	40,738	364,645	$405,383
2021	23,614	219,964	$243,578
2022	23,221	971,453	$994,674
2023	22,538	—	$22,538
Thereafter	160,187	161,664	$321,851
Total	$288,725	$1,717,726	$2,006,451

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$24,878	$25,257	$53,443	$50,394
Non-cash interest expense:
Amortization of deferred financing costs	971	852	3,038	1,727
Amortization of debt discount	1,726	1,634	3,429	3,634
Total interest expense	$27,575	$27,743	$59,910	$55,755

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

During the three and six months ended June 30, 2019, the Company declared $14.2 million and $28.5 million, respectively, in SMTA common share dividends and had 43,159,931 common shares outstanding as of June 30, 2019. The Company did not declare or pay any dividends on its common shares during the three and six months ended June 30, 2018.

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

The SMTA Preferred Shares pay cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). During the three and six months ended June 30, 2019, the Company paid $3.8 million and $7.5 million in SMTA Preferred Shares dividends, respectively, and had 6.0 million shares of 10.0% SMTA Preferred Shares outstanding as of June 30, 2019 and December 31, 2018.

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Preferred Shares are classified as temporary equity. In conjunction with the Spin-Off, the Manager sold the SubREIT Preferred Shares to a third-party.

During the three and six months ended June 30, 2019, the Company paid $233 thousand and $458 thousand, respectively, in SubREIT Preferred Shares dividends and had 5,125 shares of the SubREIT Preferred Shares outstanding as of June 30, 2019 and December 31, 2018.

Share Repurchase Program

In December 2018, the Company's Board of Trustees approved a share repurchase program, which authorized repurchases of up to $50.0 million of the Company's common shares. These repurchases can be made in the open market or through private transactions. The amount and timing of repurchases is dependent on the Board of Trustees' assessment of the capital needs of the Company. No repurchases have been made under the program as of June 30, 2019.

Dividends Declared

During the six months ended June 30, 2019, the Company's Board of Trustees declared the following dividends for SMTA Preferred Shares and SMTA common shares, and SubREIT's Board of Directors declared the following dividends for SubREIT Preferred Shares:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Shares
SMTA Preferred Shares	March 5, 2019	$0.625	March 15, 2019	$3,750	March 29, 2019
SubREIT Series A Preferred Shares	February 28, 2019	$45.000	March 15, 2019	$225	March 29, 2019
SMTA Preferred Shares	May 1, 2019	$0.625	June 14, 2019	$3,750	June 28, 2019
SubREIT Series A Preferred Shares	May 23, 2019	$45.000	June 14, 2019	$225	June 28, 2019
SubREIT Series B Preferred Shares	May 29, 2019	$64.000	June 14, 2019	$8	June 28, 2019
Common Shares
SMTA Common Shares	March 5, 2019	$0.330	March 29, 2019	$14,218	April 15, 2019
SMTA Common Shares	May 1, 2019	$0.330	June 28, 2019	$14,243	July 15, 2019

The common share dividend declared on May 1, 2019 was paid on July 15, 2019 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2019.

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

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. While SMTA believes the allegations were without merit, on July 29, 2019, SMTA resolved the dispute with the Shopko Lenders and reached a confidential settlement. The Company has recorded the cost of the settlement in Shopko-related expenses in the consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2019.

As of June 30, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As of June 30, 2019, the Company had commitments totaling $9.3 million, all of which relate to funding improvements and construction on properties the Company currently owns. The Company expects to fund certain of these commitments by the end of fiscal year 2019 and transfer the remaining commitments to HPT in conjunction with the Master Trust 2014 Sale.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2019, no accruals have been made.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. Segments

Management views the operations of the Company as two separate segments—Master Trust 2014 and Other Properties—and makes operating decisions based on these two reportable segments.

Master Trust 2014 is an asset-backed securitization platform, see Note 4, with specific criteria for operating the Collateral Pool, including restrictions on use of Release Account cash, concentration thresholds which cannot be exceeded, and a minimum debt service coverage ratio which must be met. Operations for the Other Properties are focused on monetization of the assets through dispositions or could include redevelopment or outparcel development where prudent.

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Segment results for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$44,327	$4,186	$48,513	$44,220	$15,424	$59,644
Interest income on loans receivable	67	826	893	71	681	752
Other income	322	607	929	499	63	562
Property Management and Servicing Fees (1)	(1,850)	—	(1,850)	(1,684)	—	(1,684)
Property expenses (including reimbursable)	(1,175)	(713)	(1,888)	(1,257)	(994)	(2,251)
Depreciation and amortization	(15,843)	(1,478)	(17,321)	(15,552)	(5,557)	(21,109)
(Allowance for) recoveries of loan losses and impairments	(1,735)	3,198	1,463	(480)	(767)	(1,247)
Interest expense	(26,478)	(1,097)	(27,575)	(26,630)	(1,113)	(27,743)
Loss on debt extinguishment	—	—	—	(108)	—	(108)
Gain (loss) on disposition of assets	1,125	(84)	1,041	(470)	5,418	4,948
Segment (loss) income	$(1,240)	$5,445	$4,205	$(1,391)	$13,155	$11,764
Non-allocated expenses			(20,771)			(10,785)
Net (loss) income			$(16,566)			$979

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$89,421	$12,144	$101,565	$89,006	$30,246	$119,252
Interest income on loans receivable	135	1,994	2,129	152	681	833
Other income	684	1,438	2,122	838	103	941
Property Management and Servicing Fees (1)	(3,777)	—	(3,777)	(3,414)	—	(3,414)
Property expenses (including reimbursable)	(2,430)	(1,031)	(3,461)	(2,233)	(1,431)	(3,664)
Depreciation and amortization	(31,910)	(4,786)	(36,696)	(31,023)	(11,079)	(42,102)
(Allowance for) recoveries of loan losses and impairments	(5,959)	1,385	(4,574)	(5,005)	(1,067)	(6,072)
Interest expense	(53,031)	(6,879)	(59,910)	(53,796)	(1,959)	(55,755)
Loss on debt extinguishment	—	(21,267)	(21,267)	(363)	—	(363)
Gain (loss) on disposition of assets	1,370	149	1,519	(2,143)	5,397	3,254
Segment (loss) income	$(5,497)	$(16,853)	$(22,350)	$(7,981)	$20,891	$12,910
Non-allocated expenses			(32,486)			(19,510)
Net loss			$(54,836)			$(6,600)

(1)

Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive (loss) income. Asset Management Fees, the other component of related party fees, are included in non-allocated expenses.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Assets and liabilities by reportable segment are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Net investments	$1,671,825	$143,237	$1,815,062	$1,719,268	$335,269	$2,054,537
Restricted cash	37,262	1,306	38,568	25,683	18,404	44,087
Segment assets	$1,709,087	$144,543	$1,853,630	$1,744,951	$353,673	$2,098,624
Other assets			159,021			207,025
Total assets			$2,012,651			$2,305,649
Mortgages and notes payable, net	$1,893,074	$81,437	$1,974,511	$1,905,322	$233,482	$2,138,804
Intangible lease liabilities, net	15,713	176	15,889	17,053	623	17,676
Segment liabilities	$1,908,787	$81,613	$1,990,400	$1,922,375	$234,105	$2,156,480
Other liabilities			46,810			83,629
Total liabilities			$2,037,210			$2,240,109

Dispositions by reportable segment are as follows (dollars in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Properties	Gross Proceeds	Properties	Gross Proceeds
Master Trust 2014	11	$12,640	25	$23,282
Other Properties (1)	84	4,400	5	20,938
Total	95	$17,040	30	$44,220

(1)	Includes 83 properties disposed during the six months ended June 30, 2019 which relieved Shopko CMBS debt in lieu of generating cash proceeds. See Note 4 for further discussion.

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

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Long-lived assets held and used	$104,800	$—	$—	$104,800
Long-lived assets held for sale	$16,400	$—	$—	$16,400
Total	$121,200	$—	$—	$121,200

December 31, 2018
Long-lived assets held and used	$183,502	$—	$—	$183,502
Long-lived assets held for sale	$723	$—	$—	$723
Total	$184,225	$—	$—	$184,225

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

$12.6 million of the fair value balance at June 30, 2019 was within the Master Trust 2014 segment, with the remaining $108.6 million within the Other Properties segment. $28.0 million of the fair value balance at December 31, 2018 was within the Master Trust 2014 segment, with the remaining $156.2 million within the Other Properties segment.

As of June 30, 2019 and December 31, 2018, nine and 96 long-lived assets held and used, respectively, were accounted for at fair value. The significant inputs for the fair values are described below.

Held and Used Impairment of Shopko assets

The Company utilized the income capitalization approach in determining the fair value of the Shopko assets, resulting in 77 properties accounted for at fair value as of December 31, 2018. Inputs utilized in determining the fair value included: vacancy period, vacancy costs, lease-up costs, market rent, expected collection losses and capitalization rates. The range of inputs used to determine the fair value are as follows:

Vacancy Period	Vacancy Costs	Leasing Commission	Tenant Improvement Allowance	Market Rent	Expected Collection Losses	Capitalization Rates
18 - 24 months	$1.68 - $5.52 psf	6% of Contractual Rent	$25 - $30 psf	$5.00 - $9.75 psf	1% of Contractual Rent	8% - 9.25%

Held and Used Impairment of other assets

For three of the held and used properties accounted for at fair value as of June 30, 2019 and six of the held and used properties accounted for at fair value as of December 31, 2018, the Company estimated property fair value using the price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	June 30, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type:
Retail	$26.21 - $80.84	$40.47	185,113	$53.49 - $499.17	$112.85	54,341

For the remaining six held and used properties accounted for at fair value as of June 30, 2019 and 13 held and used properties accounted for at fair value as of December 31, 2018, the Company estimated property fair value using the price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and a broker opinion of value used as inputs (price per square foot in dollars):

	June 30, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type:
Retail	$73.17 - $207.84	$116.00	42,284	$57.50 - $125.03	$90.17	242,165
Industrial	$62.64	$62.64	1,500,596	—	—	—
Office	$1.52	$1.52	164,616	—	—	—

Held for Sale Impairment

As of June 30, 2019 and December 31, 2018, five and one long-lived assets held for sale, respectively, were accounted for at fair value. The Company estimated fair value of held for sale properties using price per square foot from signed purchase and sale agreements as follows (price per square foot in dollars):

	June 30, 2019			December 31, 2018
	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type:
Retail	$36.47 - $176.80	$57.43	73,127	$99.36	$99.36	7,800
Industrial	$129.96	$129.96	93,878	—	—	—

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$26,405	$27,751	$30,093	$26,852
Mortgages and notes payable, net (1)	$1,974,511	$2,074,217	$2,138,804	$2,219,119

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. 2018 Incentive Award Plan

Restricted Common Shares

During the six months ended June 30, 2019, the Company granted approximately 164 thousand restricted shares under the 2018 Incentive Award Plan to the executive officer of the Company and members of the Board of Trustees. The Company recorded $1.2 million in deferred compensation associated with these grants, which will be recognized over the service period of the awards. As of June 30, 2019, there were approximately 145 thousand unvested restricted shares outstanding and 3.3 million shares available for award under the Plan.

Market-Based Awards

During the six months ended June 30, 2019, the Company granted approximately 32 thousand shares under market-based awards to the executive officer of the Company. The performance period of these grants runs through December 31, 2021. Awards vest in three annual tranches beginning December 31, 2019 and ending December 31, 2021. Potential common shares that the participant is eligible to receive is based on performance goals related to total shareholder return achieved by the Company during the performance period. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation and other variables over the time horizons matching the performance periods. The significant input for the calculation was expected volatility of the Company, estimated using the historical volatility of the Company's peers, ranging from 22.3% to 29.5%. Share-based compensation expense associated with unvested market-based awards is recognized on a straight-line basis over the required service period for each tranche.

Approximately $18 thousand of dividend rights have been accrued for non-vested market-based awards outstanding as of June 30, 2019. As of June 30, 2019, approximately 64 thousand shares for outstanding non-vested awards would have been released based on the Company's total shareholder return.

Share-based Compensation Expense

For the six months ended June 30, 2019, the Company recognized $1.2 million in stock-based compensation expense from restricted share and market-based awards. Of this amount, $0.8 million related to restricted shares awarded to members of the Board of Trustees is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income. The remaining $0.4 million related to restricted shares and market-based awards granted to the executive officer of the Company, an employee of the Manager, is considered a component of the Company’s management fees under the Asset Management Agreement and is included in related party fees in the accompanying consolidated statements of operations and comprehensive (loss) income. There was no stock-based compensation expense recognized during the three and six months ended June 30, 2018.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, the remaining unamortized share-based compensation expense totaled $1.0 million, including $0.8 million related to restricted share awards and $0.2 million related to market-based awards. As of December 31, 2018, the remaining unamortized share-based compensation expense totaled $0.8 million, all of which is related to restricted share awards. Amortization is recognized on a straight-line basis over the service period of the awards.

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

The common shares outstanding at the Spin-Off date are reflected as outstanding for all periods prior to the Spin-Off. The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted loss:
Net (loss) income and total comprehensive (loss) income	$(16,566)	$979	$(54,836)	$(6,600)
Less: dividends paid to preferred shareholders	(3,983)	(1,325)	(7,958)	(1,325)
Less: dividends declared on unvested restricted shares	(48)	—	(120)	—
Net loss attributable to common shareholders used in basic and diluted loss per share	$(20,597)	$(346)	$(62,914)	$(7,925)
Basic weighted average common shares outstanding:
Weighted average common shares outstanding	43,134,661	42,851,010	43,095,802	42,851,010
Less: Unvested weighted average restricted shares	(170,482)	—	(183,213)	—
Weighted average common shares outstanding used in basic loss per share	42,964,179	42,851,010	42,912,589	42,851,010
Net loss per share attributable to common shareholders	$(0.48)	$(0.01)	$(1.47)	$(0.18)
Dilutive weighted average common shares:
Weighted average common shares outstanding used in diluted loss per share	42,964,179	42,851,010	42,912,589	42,851,010
Net loss per share attributable to common shareholders - diluted	$(0.48)	$(0.01)	$(1.47)	$(0.18)
Total potentially dilutive common shares (1)	112,094	—	101,893	—

(1)

For the three and six months ended June 30, 2019, potential dilutive shares consisted of unvested restricted shares and market-based awards. For the three and six months ended June 30, 2018, there were no adjustments to the weighted average number of common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

Note 11. Related Party Transactions

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of the Company that the Company must reimburse in a timely manner. In connection with these arrangements, the Company had accrued payable balances of $0.1 million to Spirit at both June 30, 2019 and December 31, 2018. Additionally, the Company had accrued receivable balances of $20 thousand and $1.8 million receivable from Spirit at June 30, 2019 and December 31, 2018, respectively, in connection with these arrangements.

Asset Management Agreement

In conjunction with the Spin-Off, the Company and the Manager entered into the Asset Management Agreement pursuant to which the Manager will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

financing and hedging, and (v) performing financial and accounting management. As compensation for these services, the Company will pay $20 million per annum, payable monthly in arrears. Under certain circumstances, the Manager may also be entitled to a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. The fair value of the promote fee is evaluated quarterly using a Monte Carlo simulation model, which incorporated the initial 30-day volume weighted average share price of SMTA of $10.01, a projected volatility rate for SMTA, a risk-free rate, and other variables over the estimated remaining service period. In assessing the value of the promote fee as of June 30, 2019, the Company included the expected impact of closing the Master Trust 2014 Sale, as further discussed in Note 12. As a result, the Company determined the promote fee had no value as of June 30, 2019 and reversed the previously accrued promote fee liability, resulting in net reversals of $0.9 million and $0.8 million for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2019, asset management fees of $5.0 million and $10.0 million, respectively, were also incurred which are included in related party fees in the consolidated statements of operations and comprehensive (loss) income. Additionally, under the terms of this agreement, the Company recognized related party fees of $0.4 million for stock compensation awarded by SMTA to its executive officer for the three and six months ended June 30, 2019. Asset management fees of $1.7 million were accrued at both June 30, 2019 and December 31, 2018. No promote fees were accrued at June 30, 2019 and $0.8 million were accrued at December 31, 2018. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

Property Management and Servicing Agreement

The Manager provides property management services and special services for Master Trust 2014 under the terms of the Property Management and Servicing Agreement dated May 20, 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrue daily at 0.75% per annum. Property management fees of $1.4 million and $1.5 million and special servicing fees of $0.4 million and $0.2 million were incurred during the three months ended June 30, 2019 and 2018, respectively. Property management fees of $2.9 million and $3.1 million and special servicing fees of $0.8 million and $0.3 million were incurred during the six months ended June 30, 2019 and 2018, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive (loss) income. As of both June 30, 2019 and December 31, 2018, the Company had accrued payable balances of $0.5 million related to these fees.

Related Party Loans Receivable

The Company has four mortgage loans receivable where wholly-owned subsidiaries of Spirit are the borrower, and the loans are secured by six single-tenant commercial properties. These mortgage loans, which have a weighted average stated interest rate of 1.00%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. In total, these mortgage notes had outstanding principal of $26.4 million and $27.9 million at June 30, 2019 and December 31, 2018, respectively, which is included in loans receivable, net on the consolidated balance sheets. The mortgage notes generated $67 thousand and $74 thousand of income for the three months ended June 30, 2019 and 2018, respectively, and $135 thousand and $150 thousand of income for the six months ended June 30, 2019 and 2018, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive (loss) income. These mortgage notes had a weighted average maturity of 8.7 years at June 30, 2019.

Related Party Notes Payable

In conjunction with the Series 2017-1 notes issuance completed in December 2017, a subsidiary of Spirit, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.5 million at both June 30, 2019 and December 31, 2018 and is included in mortgages and notes payable, net on the consolidated balance sheets. The notes have a weighted average stated interest rate of 4.58% with a weighted average term of 3.5 years to expected maturity as of June 30, 2019. Interest expense on the consolidated statements of operations and comprehensive (loss) income for both the three months ended June 30, 2019 and 2018 includes $0.4 million and for both the six months ended June 30, 2019 and 2018 includes $0.8 million, respectively, paid to the Manager in relation to these notes.

Related Party Transfers and Acquisitions

The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. These transactions are reflected in the combined statements of cash flows as distribution to parent. For the six months ended June 30, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

and for both the three and six months ended June 30, 2018 Spirit contributed ten properties to the Company with an aggregate net book value of $44.9 million and a $35.0 million B-1 Term Loan with Shopko as borrower, all of which are reflected as non-cash activity in the consolidated statement of cash flows. For these transactions, due to all entities being under common control, no gain or loss was recognized by the Company and transferred properties were accounted for by the Company at their historical cost basis to Spirit. There were no related party transfers during the six months ended June 30, 2019.

Expense Allocations

As described in Note 2, the accompanying consolidated financial statements present the operations of the Company as carved-out from the financial statements of Spirit through the date of the Spin-Off. General and administrative expenses and transaction costs were first specifically identified based on direct usage or benefit. The remaining general and administrative expenses and transaction costs for the period prior to the Spin-Off have been allocated to the Company based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count for the period prior to the Spin-Off is provided below (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Allocated corporate expenses:
Cash compensation and benefits	$1,302	$3,965
Stock compensation	818	2,424
Professional fees	411	1,013
Other corporate expenses	418	1,068
Total corporate expenses	$2,949	$8,470
Transaction Costs	$3,424	$3,957

Corporate expenses have been included within general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Note 12. Recent Developments and Subsequent Events

Announced Master Trust 2014 Sale and Definitive Proxy Statement

On June 2, 2019, the Company announced it had entered into a definitive agreement to sell the special purpose entities comprising Master Trust 2014 and certain other assets and liabilities of the Company related to Master Trust 2014 but held outside of the special purpose entities that comprise Master Trust 2014, subject to certain conditions, including shareholder approval. HPT will pay $2.40 billion in cash plus the make-whole prepayment premium payable in connection with the redemption of the Master Trust 2014 notes, subject to certain adjustments for cash, net working capital items and certain credits in favor of HPT.

Additionally, at the request of HPT and concurrently with the execution of the Master Trust 2014 Sale, a wholly-owned subsidiary of the Company has agreed to acquire from a wholly-owned subsidiary of Spirit immediately following the closing of the Master Trust 2014 Sale, the fee interests in three travel center properties for $55.0 million, subject to customary real estate prorations. Spirit has also agreed to repay to the Company the then-outstanding principal amount of the four related party loans receivable, which are currently held in Master Trust 2014. The ownership of these three travel center properties will be transferred to HPT in conjunction with the Master Trust 2014 Sale.

The Company and Spirit have agreed to the following, subject to the completion of the sale:

•	Terminate the existing Asset Management Agreement (the Company will not be required to deliver notice 180 days in advance of termination or enter into an eight-month transition services period);
•

Spirit will waive Spirit’s rights to receive (and the Company’s obligation to pay) any promote fees to which it is otherwise entitled under the Asset Management Agreement in connection with the Master Trust 2014 Sale or otherwise; and

•

Enter into an interim asset management agreement whereby the Company will pay $1.0 million during the initial one-year term and $4.0 million for any renewal one-year term, plus certain cost reimbursements, to manage the affairs of the Company following the Master Trust 2014 Sale, including the winding-up and liquidation of the

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Company. Such agreement is terminable by at any time by the Company upon 30 days’ prior written notice to Spirit, or by Spirit upon 180 days’ prior written notice to the Company (provided that such notice may not be given prior to 180 days following the closing of the Master Trust 2014 Sale), in each case without a termination fee.

Assuming approval of the Master Trust 2014 Sale by the Company’s shareholders and the completion of the Master Trust 2014 Sale, the Company expects the following to occur:

•	Pay a termination fee to Spirit in accordance with the Asset Management Agreement, estimated to be $48.0 million;
•	Pay $150.0 million to redeem the SMTA Preferred Shares from Spirit, plus any accrued but unpaid dividends;
•	Pay $5.1 million, plus a make-whole premium and any accrued but unpaid dividends, to redeem the SubREIT Preferred Shares; and
•	Terminate the Property Management and Servicing Agreement for Master Trust 2014 in connection with the redemption of the Master Trust 2014 notes.

In connection with the announced Master Trust 2014 Sale, the Company has filed a definitive proxy statement, which contains the date and time for a Special Meeting of Shareholders to vote on the Master Trust 2014 Sale. After completion of the Master Trust 2014 Sale and subject to approval by the Company’s shareholders, the Company intends to wind-up and liquidate the Company in accordance with a Plan of Voluntary Liquidation adopted by the Company’s Board of Trustees and as fully described in the definitive proxy statement. A Special Meeting of Shareholders is set for September 4, 2019 for holders of record of SMTA common shares at the close of business on July 29, 2019, the record date.

Shopko B-1 Term Loan Recoveries

Through August 8, 2019, the Company has recovered approximately $25.5 million of the Shopko B-1 Term Loan principal, of which $3.6 million was received subsequent to June 30, 2019 and is being recognized on a cash basis. While there can be no assurances that the Company will recover all remaining amounts due under the Shopko B-1 Term Loan, the Company intends to continue to pursue all of its rights and remedies in connection with Shopko’s bankruptcy proceedings.

Announced Sale of Academy

The Company entered into a purchase agreement for the sale of its single distribution center located in Katy, TX leased to Academy Sports + Outdoors, for a gross purchase price of $94.0 million. In addition to the satisfaction of ordinary course real estate transaction conditions, the closing of the sale is contingent upon obtaining lender’s approval for buyer’s assumption of the outstanding CMBS debt encumbering the property, and release of the Company and its subsidiary from all further obligations under the loan.

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

The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;
•	the outcome of the shareholder vote to approve the Master Trust 2014 Sale;
•	our ability to close the Master Trust 2014 Sale by satisfying the conditions to closing and completing the proposed Master Trust 2014 Sale;
•	our dependence on its external manager, a subsidiary of Spirit Realty Capital, Inc., to conduct our business and achieve our investment objectives;
•	unknown liabilities acquired in connection with acquired properties or interests in real-estate related entities;
•

general risks affecting the real estate industry and local real estate markets (including, without limitation, market value of our properties, potential illiquidity of our remaining real estate investments, condemnations, and potential damage from natural disasters);

•	the financial performance of SMTA’s tenants;
•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;
•	volatility and uncertainty in the financial markets, including potential fluctuations in the consumer price index;
•	risks associated with its failure or unwillingness to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; and
•	other additional risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings with the SEC.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

OVERVIEW AND BASIS OF PRESENTATION

SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which held (i) Master Trust 2014, (ii) all of Spirit's properties leased to Shopko, (iii) a single distribution center leased to a sporting goods tenant encumbered with CMBS debt and (iv) a portfolio of unencumbered properties, as well as newly formed legal entities that held ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million Shopko B-1 Term Loan, and a cash contribution of $3.0 million. The activities of the newly formed legal entities are not reflected in the accompanying financial statement balances or results of operations prior to May 31, 2018, but the ten additional properties, the Shopko B-1 Term Loan and cash are reflected as contributions as of their respective legal dates of transfer.

On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, which was the record date. As a result, 42,851,010 shares of SMTA common were issued on May 31, 2018.

In conjunction with the Spin-Off, we and our Manager, a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which our Manager provides various services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services are $20.0 million per annum. Additionally, Spirit Realty, L.P. continues as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. receives property management fees which accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool less any specially serviced assets, and special servicing fees which accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement in connection with the Spin-Off.

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

On June 2, 2019, the Company announced it reached a definitive agreement to sell the special purpose entities comprising Master Trust 2014 to HPT, subject to certain conditions, including shareholder approval. In conjunction with the Master Trust 2014 Sale, the Company will redeem all the then-outstanding Master Trust 2014 notes and terminate the Property Management and Servicing Agreement. Additionally, Spirit has agreed to repay the then-outstanding principal amount of the four related party loans receivable and a wholly-owned subsidiary of the Company has agreed to acquire from Spirit the fee interests in three travel center properties for $55.0 million. The ownership of the three travel center properties will be transferred to HPT in conjunction with the Master Trust 2014 Sale.

The Company and Spirit have agreed to the following, subject to the completion of the Master Trust 2014 Sale:

•	waive any potential promote fee under the existing Asset Management Agreement;
•	terminate the existing Asset Management Agreement and pay a termination fee in accordance with the Asset Management Agreement of approximately $48.0 million; and
•	enter into an interim asset management agreement to manage and liquidate the remaining Company assets and to provide other corporate services to the Company.

Assuming completion of the Master Trust 2014 Sale, the Company expects to redeem the SMTA Preferred Shares and SubREIT Preferred Shares, including payment of a make-whole premium on the SubREIT Preferred Shares and any accrued but unpaid dividends. The Master Trust 2014 Sale is discussed further in Note 12 of the accompanying financial statements.

In connection with the Master Trust 2014 Sale, the Company filed a definitive proxy statement, which sets September 4, 2019 for a Special Meeting of Shareholders for shareholders of record on July 29, 2019, the record date, to vote on the Master Trust 2014 Sale. As the Master Trust 2014 Sale will constitute substantially all the assets of the Company, the Company intends to wind-up and liquidate the Company subsequent to the closing of the Master Trust 2014 Sale. As such, the definitive proxy statement also includes a Plan of Voluntary Liquidation for shareholder approval.

SMTA expects to continue to operate in a manner intended to enable it to qualify as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended. To maintain REIT status, SMTA must meet a number of organizational and operational requirements, including a requirement to distribute annually to shareholders at least 90% of SMTA’s REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes for the period presented subsequent to the Spin-Off. For the period presented prior to the Spin-Off, the Company was disregarded for federal income tax purposes, so no provision for federal income tax was made. SMTA is subject to certain other taxes, including state taxes, which have been reflected as income tax expense in the consolidated statements of operations and comprehensive (loss) income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have not made any material changes to the application of these policies during the six months ended June 30, 2019.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
(In Thousands)	2019	2018	Change	% Change

Revenues:
Rental income	$48,513	$59,644	$(11,131)	(18.7)%
Interest income on loans receivable	893	752	141	18.8%
Other income	929	562	367	65.3%
Total revenues	50,335	60,958	(10,623)	(17.4)%
Expenses:
General and administrative	1,145	3,571	(2,426)	(67.9)%
Related party fees	6,392	3,351	3,041	90.7%
Transaction costs	4,354	5,525	(1,171)	(21.2)%
Shopko-related expenses	10,689	—	10,689	100.0%
Property costs (including reimbursable)	1,888	2,251	(363)	(16.1)%
Interest	27,575	27,743	(168)	(0.6)%
Depreciation and amortization	17,321	21,109	(3,788)	(17.9)%
(Recoveries of) allowance for loan losses and impairment	(1,463)	1,247	(2,710)	NM
Total expenses	67,901	64,797	3,104	4.8%
Other income:
Loss on debt extinguishment	—	(108)	108	100.0%
Gain on disposition of real estate assets	1,041	4,948	(3,907)	(79.0)%
Total other income	1,041	4,840	(3,799)	(78.5)%
(Loss) income before income tax expense	(16,525)	1,001	(17,526)	NM
Income tax expense	(41)	(22)	(19)	86.4%
Net (loss) income	$(16,566)	$979	$(17,545)	NM

NM-Percentages over 100% are not displayed as they are not meaningful.

Revenues

Rental income

Rental income for the comparative period decreased period-over-period primarily due to the foreclosure on the Shopko properties in the first quarter of 2019 from the Other Properties segment. This change was the driver for SMTA being a net disposer during the trailing twelve-month period, based on the following disposition activity:

◦	24 properties disposed from the Master Trust 2014 segment, with a Real Estate Investment Value of $28.9 million, of which 14 properties were Vacant; and
◦	91 properties disposed from the Other Properties segment, with a Real Estate Investment Value of $212.6 million, of which 83 properties were Shopko properties.

The disposition activity was partially offset by five properties acquired into the Master Trust 2014 segment during the trailing twelve-month period, with a Real Estate Investment Value of $97.4 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below. During the three months ended June 30, 2019 and 2018, tenant reimbursement income was $0.7 million and $0.4 million, respectively, representing approximately 1.4% and 0.7% of rental income, respectively.

Non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. During the three months ended June 30, 2019 and 2018, non-cash rental income was $0.9 million and $0.7 million, respectively, representing approximately 2.0% and 1.2% of rental income, respectively. Finally, as a result of adopting ASC 842, bad debt expense is presented in rental income beginning January 1, 2019 and on a go-forward basis. There was no bad debt expense recognized for the three months ended June 30, 2019.

Interest income on loans receivable

The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 12% term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period. In connection with Shopko’s bankruptcy filing, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, in the first quarter of 2019, we recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status. While on non-accrual status, interest income is recognized only when received. Interest of $0.8 million was received during the second quarter of 2019, along with recoveries of principal of $21.3 million during the three months ended June 30, 2019. While the outcome of the Shopko bankruptcy filing remains uncertain and there can be no assurances that we will recover any additional amounts due to us under the Shopko B-1 Term Loan, we will continue to pursue all of our rights and remedies in connection with the bankruptcy proceedings, with the goal of maximizing the receipt of amounts due to us under the Shopko B-1 Term Loan. Shopko contributed 92.5% of our interest income on loans receivable for the three months ended June 30, 2019, all of which was attributable to our Other Properties segment.

Other income

Period-over-period other income increased primarily due to an increase in interest income received on cash and cash equivalents, due to maintaining higher cash balances during the three months ended June 30, 2019. The increase in cash and cash equivalents from $37.4 million as of June 30, 2018 to $113.8 million as of June 30, 2019 is primarily a result of cash proceeds from the issuance of the Shopko CMBS debt in the fourth quarter of 2018, from which a majority of the proceeds have been retained for future cash needs.

Expenses

General and administrative and Transaction costs

For periods prior to the Spin-Off, general administrative expenses and transaction costs are comprised of amounts specifically identified and amounts allocated from Spirit's financial statements.

Specifically identified expenses: All general and administrative expenses of $1.1 million during the three months ended June 30, 2019 and $0.8 million for the same period in 2018 were specifically identified based on direct usage or benefit. The increase is a result of SMTA operating as a stand-alone company subsequent to the Spin-Off and the general and administrative expenses during the three months ended June 30, 2019 primarily relate to professional fees, specifically legal, audit and consulting fees, and compensation for the Board of Trustees.

Transaction costs for the three months ended June 30, 2019 are the expenses associated with the execution of strategic alternatives including, but not limited to, the Master Trust 2014 Sale, the announced sale of the single distribution center property and costs incurred in connection with filing the definitive proxy statement. Transaction costs for the three months ended June 30, 2018 consist of the expenses associated with the Spin-Off and $2.1 million of these amounts were specifically identified based on direct usage or benefit.

Allocated expenses: The increase from specifically identified expenses was offset as no expenses have been allocated subsequent to the Spin-Off. For the amounts allocated in the three months ended June 30, 2018, the allocation was based on SMTA's property count relative to Spirit’s property count. SMTA’s property count decreased from 920 properties at December 31, 2017 to 893 properties at May 31, 2018. Spirit’s property count also decreased from 2,525 properties to 2,432 for the same period. Allocated expenses primarily consisted of Spirit compensation expenses for the period.

Shopko-related expenses

During the three months ended June 30, 2019, we incurred $10.7 million in expenses related to Shopko following its bankruptcy filing, including costs incurred in seeking recoveries for the Shopko B-1 Term Loan, legal and advisory costs related to the foreclosure of the Shopko CMBS Loan Agreements, the settlement of the Shopko CMBS Loan Agreements and other accounting, consulting and advisory costs.

Related party fees

In conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with the Manager for a $20.0 million flat fee per annum, plus a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period if certain conditions are met. Therefore, asset management fees of $5.0 million were incurred during the three months ended June 30, 2019, compared to $1.7 million during the three months ended June 30, 2018. In conjunction with the announcement of the Master Trust 2014 Sale, Spirit agreed to waive its right to a promote fee, resulting in a reversal of $0.9 million of accrued promote fees during the three months ended June 30, 2019. No promote fees were recognized in the comparative period in 2018. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation expense related to SMTA awards granted to an executive officer of the Company, who is an employee of Spirit, for the three months ended June 30, 2019. The Asset Management Agreement is expected to be terminated in conjunction with the announced Master Trust 2014 Sale and an interim agreement for an initial annual fee of $1.0 million is expected to be executed.

Additionally, property management fees for Master Trust 2014 under the Property Management and Servicing Agreement accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrue daily at 0.75% per annum. Fees under this agreement increased by $0.2 million period-over-period, primarily as a result of an increase in specially serviced assets due to increased vacancies and tenant credit issues. The Property Management and Servicing Agreement is expected to be terminated in conjunction with the announced Master Trust 2014 Sale.

For additional detail on the impact of the announced Master Trust 2014 Sale on related party fees, see Note 12 to the accompanying financial statements.

Property costs (including reimbursable)

For the three months ended June 30, 2019, property costs were $1.9 million (including $1.0 million of tenant reimbursable expenses) compared to $2.3 million (including $0.7 million of tenant reimbursable expenses) for the same period in 2018. The decrease in non-reimbursable costs of $0.7 million was driven primarily by a decrease in non-reimbursable property tax expenses recorded to the Other Properties segment as a result of recoveries on property tax expenses which were previously accrued by the Company. The increase in reimbursable costs period-over-period was a result of increased property taxes.

Interest

The slight decrease in interest expense period-over-period is a result of decreasing interest payments on Master Trust 2014 due to its scheduled amortization, partially offset by an increase in amortization of deferred financing costs on Master Trust 2014 in relation to deferred financing costs incurred in conjunction with the variable funding notes in the fourth quarter of 2018. The Shopko CMBS loan was not in effect for either comparative period presented.

The following table summarizes our interest expense:

	Three Months Ended June 30,
(In Thousands)	2019	2018

Interest expense-Master Trust 2014	$23,806	$24,169
Interest expense-CMBS	1,072	1,088
Non-cash interest expense:
Amortization of deferred financing costs	971	852
Amortization of debt discount, net	1,726	1,634
Total interest expense	$27,575	$27,743

Depreciation and amortization

During the trailing twelve months ended June 30, 2019, we acquired five properties, representing a Real Estate Investment Value of $97.4 million, and we disposed of 115 properties with a Real Estate Investment Value of $241.5 million. Therefore, as a net disposer during the period based on Real Estate Investment Value, depreciation and amortization decreased period-over-period. This decrease was attributable to the Other Properties segment, as this segment was a net disposer of depreciable real estate, slightly offset by an increase in depreciation and amortization in the Master Trust 2014 segment, as this segment was a net acquirer of depreciable real estate period-over-period. The following table summarizes our depreciation and amortization expenses:

	Three Months Ended June 30,
(In Thousands)	2019	2018

Depreciation of real estate assets	$15,112	$18,406
Amortization of lease intangibles	2,209	2,703
Total depreciation and amortization	$17,321	$21,109

(Recoveries of) allowance for loan losses and impairment

During the three months ended June 30, 2019, we recorded impairment losses of $19.8 million, of which $1.7 million of the impairment was recorded on three properties in the Master Trust 2014 segment. $18.1 million of the impairment was recorded on properties in the Other Properties segment, comprised of $17.2 million recorded on three underperforming properties and $0.9 million recorded on one vacant property. These losses were offset by recoveries of $21.3 million on the Shopko B-1 Term Loan from cash collected in June 2019, reversing loan losses previously recorded as a result of Shopko’s announced bankruptcy.

During the three months ended June 30, 2018, we recorded impairment losses of $1.2 million. $0.9 million of the impairment was recorded on one underperforming property held for sale. The remaining $0.3 million of impairment was recorded on two vacant properties held for use.

Loss on debt extinguishment

During the three months ended June 30, 2019, there were no debt extinguishments. During the same period in 2018, we made early repayments of $1.7 million on the Master Trust 2014 notes, resulting in approximately $0.1 million in losses on debt extinguishment related to pre-payment premiums paid.

Gain on disposition of assets

During the three months ended June 30, 2019, we disposed of nine properties and recorded net gains totaling $1.0 million. $1.1 million net gains were recorded on the sale of nine vacant properties from the Master Trust 2014 segment. These gains were partially offset by a $0.1 million loss from a partial sale of a property in the Other Properties segment.

For the same period in 2018, we disposed of 10 properties and recorded net gains totaling $4.9 million. $5.4 million net gains were recorded on properties in the Other Properties segment, comprised of $5.6 million in gains on the sale of three occupied properties and $0.2 million in losses on the sale of two vacant properties. $0.5 million net losses were recorded on five vacant properties in the Master Trust 2014 segment.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
(In Thousands)	2019	2018	Change	% Change

Revenues:
Rental income	$101,565	$119,252	$(17,687)	(14.8)%
Interest income on loans receivable	2,129	833	1,296	NM
Other income	2,122	941	1,181	NM
Total revenues	105,816	121,026	(15,210)	(12.6)%
Expenses:
General and administrative	4,773	9,222	(4,449)	(48.2)%
Related party fees	13,342	5,081	8,261	NM
Transaction costs	4,960	8,542	(3,582)	(41.9)%
Shopko-related expenses	13,113	—	13,113	100.0%
Property costs (including reimbursable)	3,461	3,664	(203)	(5.5)%
Interest	59,910	55,755	4,155	7.5%
Depreciation and amortization	36,696	42,102	(5,406)	(12.8)%
Impairment and allowance for loan losses	4,574	6,072	(1,498)	(24.7)%
Total expenses	140,829	130,438	10,391	8.0%
Other (loss) income:
Loss on debt extinguishment	(21,267)	(363)	(20,904)	NM
Gain on disposition of real estate assets	1,519	3,254	(1,735)	(53.3)%
Total other (loss) income	(19,748)	2,891	(22,639)	NM
Loss before income tax expense	(54,761)	(6,521)	(48,240)	NM
Income tax expense	(75)	(79)	4	(5.1)%
Net loss	$(54,836)	$(6,600)	$(48,236)	NM

NM-Percentages over 100% are not displayed as they are not meaningful.

Revenues

Rental income

Rental income for the comparative period decreased period-over-period primarily due to the foreclosure on the Shopko properties in the first quarter of 2019 from the Other Properties segment. This change was the driver for SMTA being a net disposer during the trailing twelve-month period, based on the following disposition activity:

◦	24 properties disposed from the Master Trust 2014 segment, with a Real Estate Investment Value of $28.9 million, of which 14 properties were Vacant; and
◦	91 properties disposed from the Other Properties segment, with a Real Estate Investment Value of $212.6 million, of which 83 properties were Shopko properties.

The disposition activity was partially offset by five properties acquired into the Master Trust 2014 segment during the trailing twelve-month period, with a Real Estate Investment Value of $97.4 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below. During the six months ended June 30, 2019 and 2018, tenant reimbursement income was $1.5 million and $1.0 million, respectively, representing approximately 1.5% and 0.8% of rental income, respectively.

Non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. During the six months ended June 30, 2019 and 2018, non-cash rental income was $1.8 million and $1.5 million, respectively, representing approximately 1.8% and 1.2% of rental income, respectively. Finally, as a result of adopting ASC 842, bad debt expense is presented in rental income beginning January 1, 2019 and on a go-forward basis. As such, bad debt expense of $7 thousand is included in rental income for six months ended June 30, 2019.

Interest income on loans receivable

The increase in interest income on loans receivable is a result of the contribution from Spirit of the $35.0 million B-1 12% term loan with Shopko as borrower prior to the completion of the Spin-Off. Interest income on mortgage loans remained relatively flat period-over-period. In connection with Shopko’s bankruptcy filing, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, as of December 31, 2018, we recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status. While on non-accrual status, interest income is recognized only when received. Interest of $2.0 million was received during the first half of 2019, along with recoveries of principal of $21.3 million in June 2019. While the outcome of the Shopko bankruptcy filing remains uncertain and there can be no assurances that we will recover any remaining amounts due to us under the Shopko B-1 Term Loan, we will continue to pursue all of our rights and remedies in connection with the bankruptcy proceedings, with the goal of maximizing the receipt of amounts due to us under the Shopko B-1 Term Loan. Shopko contributed 92.1% of our interest income on loans receivable for the six months ended June 30, 2019, all of which was attributable to our Other Properties segment.

Other income

Period-over-period other income increased primarily due to an increase in interest income received on cash and cash equivalents, due to maintaining higher cash balances during the six months ended June 30, 2019. The increase in cash and cash equivalents from $37.4 million as of June 30, 2018 to $113.8 million as of June 30, 2019 is primarily a result of cash proceeds from the issuance of the Shopko CMBS debt in the fourth quarter of 2018, from which a majority of the proceeds have been retained for future cash needs.

Expenses

General and administrative and Transaction costs

For periods prior to the Spin-Off, general administrative expenses and transaction costs are comprised of amounts specifically identified and amounts allocated from Spirit's financial statements.

Specifically identified expenses: All general and administrative expenses of $4.8 million during the six months ended June 30, 2019 and $1.0 million for the same period in 2018 were specifically identified based on direct usage or benefit. The increase is a result of SMTA operating as a stand-alone company subsequent to the Spin-Off and the general and administrative expenses during the six months ended June 30, 2019 primarily relate to professional fees, specifically legal, audit and consulting fees, and compensation for the Board of Trustees.

Transaction costs for the six months ended June 30, 2019 are the expenses associated with the exploration of strategic alternatives including, but not limited to, the Master Trust 2014 Sale, the announced sale of the single distribution center property and costs incurred in connection with filing the definitive proxy statement. Transaction costs for the six months ended June 30, 2018 are the expenses associated with the Spin-Off and $4.6 million of these amounts were specifically identified based on direct usage or benefit.

Allocated expenses: The increase from specifically identified expenses was offset as no expenses have been allocated subsequent to the Spin-Off. For the amounts allocated in the six months ended June 30, 2018, the allocation was based on SMTA's property count relative to Spirit’s property count. SMTA’s property count decreased from 920 properties at December 31, 2017 to 893 properties at May 31, 2018. Spirit’s property count also decreased from 2,525 properties to 2,432 for the same period. Allocated expenses primarily consisted of Spirit compensation expenses for the period.

Shopko-related expenses

During the six months ended June 30, 2019, we incurred $13.1 million in expenses related to Shopko following its bankruptcy filing, including costs incurred in seeking recoveries for the Shopko B-1 Term Loan, legal and advisory costs related to the foreclosure of the Shopko CMBS Loan Agreements, the settlement of the Shopko CMBS Loan Agreements and other accounting, consulting and advisory costs.

Related party fees

In conjunction with the Spin-Off, SMTA entered into the Asset Management Agreement with the Manager for a $20.0 million flat fee per annum, plus a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period if certain conditions are met. Therefore, asset management fees of $10.0 million were incurred during the six months ended June 30, 2019, compared to $1.7 million during the six months ended June 30, 2018. In conjunction with the announcement of the Master Trust 2014 Sale, Spirit agreed to waive its right to a promote fee, resulting in a net reversal of $0.8 million of accrued promote fees during the six months ended June 30, 2019. No promote fees were recognized in the comparative period in 2018. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation expense related to SMTA awards granted to an executive officer of the Company, who is an employee of

Spirit, for the six months ended June 30, 2019. The Asset Management Agreement is expected to be terminated in conjunction with the announced Master Trust 2014 Sale and an interim agreement for an initial annual fee of $1.0 million is expected to be executed.
Additionally, property management fees for Master Trust 2014 under the Property Management and Servicing Agreement accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrue daily at 0.75% per annum. Fees under this agreement increased by $0.4 million period-over-period, primarily as a result of an increase in specially serviced assets due to increased vacancies and tenant credit issues. The Property Management and Servicing Agreement is expected to be terminated in conjunction with the announced Master Trust 2014 Sale.

For additional detail on the impact of the announced Master Trust 2014 Sale on related party fees, see Note 12 to the accompanying financial statements.

Property costs (including reimbursable)

For the six months ended June 30, 2019, property costs were $3.5 million (including $2.2 million of tenant reimbursable expenses) compared to $3.7 million (including $1.2 million of tenant reimbursable expenses) for the same period in 2018. The decrease in non-reimbursable costs of $1.2 million was driven primarily by a decrease in non-reimbursable property tax expenses recorded to the Other Properties segment as a result of recoveries on property tax expenses which were previously accrued by the Company, including amounts related to Shopko properties. The increase in reimbursable costs period-over-period was a result of increased property taxes.

Interest

The increase in interest expense is primarily related to the Shopko CMBS loan in the Other Properties segment, entered into in November 2018 and relieved through foreclosure of the underlying properties in March 2019. See Note 4 to the financial statements herein for additional detail on the Shopko CMBS loan. This increase was partially offset by a decrease in interest expense period-over-period for Master Trust 2014 due to its scheduled amortization.

The following table summarizes our interest expense:

	Six Months Ended June 30,
(In Thousands)	2019	2018

Interest expense-Master Trust 2014	$47,719	$48,479
Interest expense-CMBS	5,724	1,915
Non-cash interest expense:
Amortization of deferred financing costs	3,038	1,727
Amortization of debt discount, net	3,429	3,634
Total interest expense	$59,910	$55,755

Depreciation and amortization

During the trailing twelve months ended June 30, 2019, we acquired five properties, representing a Real Estate Investment Value of $97.4 million, and we disposed of 115 properties with a Real Estate Investment Value of $241.5 million. Therefore, as a net disposer during the period based on Real Estate Investment Value, depreciation and amortization decreased period-over-period. This decrease was attributable to the Other Properties segment, as this segment was a net disposer of depreciable real estate, slightly offset by an increase in depreciation and amortization in the Master Trust 2014 segment, as this segment was a net acquirer of depreciable real estate period-over-period. The following table summarizes our depreciation and amortization expenses:

	Six Months Ended June 30,
(In Thousands)	2019	2018

Depreciation of real estate assets	$32,198	$36,710
Amortization of lease intangibles	4,498	5,392
Total depreciation and amortization	$36,696	$42,102

Impairment and allowance for loan losses

During the six months ended June 30, 2019, we recorded impairment losses of $25.9 million, of which $6.1 million of the impairment was recorded on 11 properties in the Master Trust 2014 segment. $19.8 million of impairment was recorded on properties in the Other Properties segment, comprised of $18.9 million recorded on five underperforming properties and

$0.9 million recorded on one Vacant property. These losses were partially offset by recoveries of $21.3 million on the Shopko B-1 Term Loan from cash collected in June 2019, reversing loan losses previously recorded as a result of Shopko’s announced bankruptcy.

During the six months ended June 30, 2018, we recorded impairment losses of $6.1 million. $5.2 million of the impairment was recorded on properties held for use, made up of six Vacant properties and 11 underperforming properties. The remaining $0.9 million of the impairment was recorded on one underperforming property held for sale.

Loss on debt extinguishment

During the six months ended June 30, 2019, our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when these entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries. This resulted in a loss on debt extinguishment of $21.3 million on the Shopko CMBS debt in the Other Properties segment.

During the same period in 2018, we made early repayments of $6.3 million on the Master Trust 2014 notes, resulting in approximately $0.4 million in losses on debt extinguishment related to pre-payment premiums paid.

Gain (loss) on disposition of assets

During the six months ended June 30, 2019, we disposed of 95 properties and recorded net gains totaling $1.5 million. $1.4 million in net gains were recorded on properties sold from the Master Trust 2014 segment, comprised of $1.1 million on the sale of nine vacant properties and $0.3 million on the sale of two occupied properties. Additionally, a $0.3 million gain was recorded on the sale of a vacant property from the Other Properties segment. These net gains were partially offset by $0.2 million of losses from partial dispositions of two properties in the Other Properties segment. The remaining 83 properties disposed were foreclosed on by the Shopko Lenders as discussed above.

For the same period in 2018, we disposed of 30 properties and recorded net gains totaling $3.3 million. $5.4 million net gains were recorded on properties sold from the Other Properties segment, comprised of $5.6 million in gains on the sale of three occupied properties and $0.2 million in losses on the sale of two vacant properties. $2.1 million net losses were recorded on properties sold from the Master Trust 2014 segment, comprised of $1.6 million losses on the sale of 20 occupied properties and $0.5 million in net losses on the sale of five vacant properties.

PROPERTY PORTFOLIO INFORMATION

781	$192.4M	43	207	24
Owned Properties	Annualized Contractual Rent	States	Tenants	Industries

Our diverse real estate portfolio at June 30, 2019 had:

◦	an Occupancy of 97.1%;
◦	48.9% of Contractual Rent from master leases;
◦	93.7% of leases containing contractual rent escalators (based on Contractual Rent); and
◦	a weighted average remaining lease term of 8.6 years.

Diversification By Tenant

Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties at June 30, 2019 (total square feet in thousands):

Tenant (1)	Number of Properties	Total Square Feet	Percent of Contractual Rent

AMC Entertainment, Inc.	14	696	5.4%
Academy, LTD.	2	1,564	5.2%
Universal Pool Co., Inc.	14	543	3.7%
Crème De La Crème, Inc.	9	190	3.0%
Goodrich Quality Theaters, Inc.	4	245	2.8%
Life Time Fitness, Inc.	3	420	2.7%
Destination XL Group, Inc.	1	756	2.7%
Buehler Food Markets Inc.	5	503	2.7%
Carmax, Inc.	4	201	2.5%
Professional Resource Development, Inc.	59	234	2.3%
Other	643	8,064	67.0%
Vacant	23	390	—%
Total	781	13,806	100.0%

(1)

Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

Diversification By Industry

Industry concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2019 (total square feet in thousands):

Industry	Number of Properties	Total Square Feet	Percent of Contractual Rent

Restaurants - Quick Service	303	791	13.3%
Movie Theaters	29	1,519	12.1%
Restaurants - Casual Dining	87	622	10.3%
Health and Fitness	18	1,020	7.2%
Medical / Other Office	79	517	6.8%
Sporting Goods	4	1,832	6.7%
Specialty Retail	22	857	5.6%
Education	17	400	5.1%
Home Furnishings	17	907	4.8%
Automotive Parts and Service	79	362	4.5%
Grocery	19	1,020	4.5%
Automotive Dealers	12	323	4.2%
Apparel	3	1,019	3.2%
Other	3	183	2.5%
Entertainment	4	200	2.1%
Multi-Tenant	2	153	1.4%
Manufacturing	7	763	1.2%
Car Washes	6	48	1.2%
Building Materials	28	458	1.1%
Drug Stores / Pharmacies	8	83	0.9%
General Merchandise	4	190	0.7%
Distribution	1	94	0.4%
Dollar Stores	5	55	0.2%
Convenience Stores	1	—	—%
Vacant	23	390	—%
Total	781	13,806	100.0%

Diversification By Asset Type

Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2019 (total square feet in thousands):

Asset Type	Number of Properties	Total Square Feet	Percent of Contractual Rent

Retail	661	9,367	79.2%
Industrial	40	3,616	11.2%
Office	80	823	9.6%
Total	781	13,806	100.0%

Diversification By Geography

Geographic concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2019 (total square feet in thousands):

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	62	2,665	14.4%	Arkansas	19	318	1.4%
Illinois	61	846	8.0%	Kansas	10	159	1.3%
Georgia	73	459	6.5%	Virginia	15	202	1.2%
Ohio	37	1,082	6.0%	Wisconsin	7	233	1.2%
Indiana	39	567	5.2%	Iowa	14	128	1.1%
Minnesota	14	640	3.8%	Washington	3	163	1.0%
Michigan	54	593	3.5%	West Virginia	7	201	0.9%
Missouri	33	432	3.4%	Kentucky	15	95	0.7%
South Carolina	16	415	3.3%	Mississippi	11	60	0.7%
Pennsylvania	23	405	3.2%	New Jersey	2	195	0.4%
Florida	46	380	3.1%	Maryland	9	31	0.4%
Arizona	22	346	3.1%	Louisiana	7	19	0.4%
Massachusetts	1	756	2.7%	Nebraska	6	160	0.3%
Colorado	8	328	2.6%	Idaho	2	45	0.3%
North Carolina	20	387	2.6%	Rhode Island	1	22	0.2%
Oklahoma	16	303	2.5%	Alaska	1	50	0.2%
Oregon	6	300	2.3%	Wyoming	4	62	0.1%
Nevada	3	166	2.3%	North Dakokta	1	7	0.1%
Tennessee	47	166	2.2%	Maine	1	5	0.1%
Alabama	31	110	2.2%	Utah	1	3	0.1%
California	13	122	2.0%
New Mexico	10	76	1.6%
New York	10	104	1.4%

Lease Expirations

The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2019. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 8.6 years. The information set forth in the table assumes that tenants do not exercise renewal options and/or any early termination rights (total square feet and Annualized Contractual Rent in thousands):

Leases Expiring In:	Number of Properties	Annualized Contractual Rent	Total Square Feet	Percent of Expiring Contractual Rent

2019	36	$4,686	524	2.4%
2020	39	6,741	464	3.5%
2021	46	9,301	708	4.8%
2022	76	12,402	960	6.4%
2023	24	4,123	369	2.2%
2024	51	10,762	598	5.6%
2025	35	15,438	744	8.0%
2026	101	17,652	1,568	9.2%
2027	56	37,101	3,366	19.3%
2028	28	10,707	664	5.6%
Thereafter	266	63,518	3,451	33.0%
Vacant	23	—	390	—%
Total owned properties	781	$192,431	13,806	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, as well as distributions to shareholders and interest and principal on our debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred shareholders, primarily through cash on hand, cash provided by operating activities, recoveries from the Shopko B-1 Term Loan, expected proceeds from the Master Trust 2014 Sale and continued dispositions of assets within our Other Properties segment.

Long-term Liquidity and Capital Resources

On January 16, 2019, in connection with the Shopko bankruptcy filing, we announced that our Board of Trustees had elected to accelerate our strategic plan by identifying and engaging advisors to explore strategic alternatives focused on maximizing shareholder value. On August 5, 2019, in connection with the announced Master Trust 2014 Sale, we filed a definitive proxy statement with the SEC and set September 4, 2019 as the date for a Special Meeting of Shareholders to vote on the Master Trust 2014 Sale and a proposed Plan of Voluntary Liquidation. The vote on these matters will materially impact our long-term capital needs and plan to meet those needs. We expect that our primary uses of capital will be for the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our shareholders. We believe that cash on hand, expected proceeds from the Master Trust 2014 Sale and other potential dispositions of assets within our Other Properties segment will provide sufficient liquidity to meet our obligations over the next 12 months or any shorter period during which we complete our liquidation.

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

Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pool. Proceeds from these transactions are held on deposit by the indenture trustee in the Release Account until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2019, $27.9 million and $5.7 million were held on deposit in the Release Account and Liquidity Reserve Account, respectively, and classified as restricted cash within deferred costs and other assets, net in the consolidated balance sheet. All outstanding series of Master Trust 2014 were rated investment grade as of June 30, 2019.

As of June 30, 2019, the Master Trust 2014 notes were secured by 773 owned and financed properties. The notes issued under Master Trust 2014 are cross-collateralized by the assets of all issuers (each its own special purpose entity) within this trust. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of June 30, 2019, total assets of $1.91 billion were held by the Master Trust 2014 special purpose entities. The Master Trust 2014 debt is summarized below:

	Stated Rates (1)	Maturity	June 30, 2019	December 31, 2018

		(in Years)	(in Thousands)
Series 2014-1 Class A2	5.37%	1.1	$235,333	$240,908
Series 2014-2	5.76%	1.7	227,420	229,516
Series 2014-3	5.74%	2.7	309,485	309,753
Series 2014-4 Class A1	3.50%	0.6	149,484	149,484
Series 2014-4 Class A2	4.63%	10.6	332,502	341,022
Series 2017-1 Class A	4.36%	3.5	537,791	538,705
Series 2017-1 Class B	5.49%	3.5	132,000	132,000
Series 2018-1 Class A VFN	4.45%	2.3	—	—
Total Master Trust 2014 notes	4.93%	3.9	1,924,015	1,941,388
Debt discount, net			(17,726)	(21,155)
Deferred financing costs, net			(13,215)	(14,912)
Total Master Trust 2014, net			$1,893,074	$1,905,321
(1)

Represents the individual series stated interest rates as of June 30, 2019 and the weighted average stated rate of the total Master Trust 2014 notes, based on the collective series outstanding principal balances as of June 30, 2019.

On June 2, 2019, the Company entered into the Master Trust 2014 Sale for the interests of the five bankruptcy-remote, special purpose entities with HPT. In connection with the Master Trust 2014 Sale, the Master Trust 2014 notes will be redeemed and the related make-whole premium owed in connection with the early repayment will be paid by HPT. The Master Trust 2014 Sale is subject to certain conditions, including approval by a majority of the Company’s shareholders. For additional detail on the transaction, see Note 12 to the accompanying consolidated financial statements.

Academy CMBS

On January 22, 2018, we entered into a new non-recourse loan agreement, which is collateralized by a single distribution center property located in Katy, Texas. The loan has a stated interest rate of 5.14% and an effective interest rate of 5.39% as of June 30, 2019. As a result of the issuance, we received approximately $84.0 million in proceeds, all of which was distributed to Spirit. This CMBS loan and its collateral are held in special purpose entities, which are separate legal entities, and are the sole owner of their assets and responsible for their liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of June 30, 2019, total assets of $92.6 million were held by the CMBS special purpose entities, the loan had an outstanding principal balance of $82.4 million and the loan had a remaining maturity of 8.6 years. The Company has entered into an agreement to sell the property, including the related CMBS obligation. See Note 12 to the accompanying consolidated financial statements for further details.

Debt Maturities

Future principal payments due on our Master Trust 2014 and CMBS debt outstanding as of June 30, 2019:

(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Master Trust 2014	$1,924,015	$17,826	$404,132	$242,248	$993,273	$21,063	$245,473
CMBS	82,436	601	1,251	1,330	1,401	1,475	76,378
Total	$2,006,451	$18,427	$405,383	$243,578	$994,674	$22,538	$321,851

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

CASH FLOWS

The following table presents a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In Thousands)	2019	2018	Change

Net cash provided by operating activities	$28,909	$46,804	$(17,895)
Net cash provided by investing activities	37,010	24,856	12,154
Net cash used in financing activities	(118,626)	(40,511)	(78,115)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,707)	$31,149	$(83,856)

As of June 30, 2019, we had $152.4 million in cash, cash equivalents and restricted cash as compared to $205.1 million as of December 31, 2018 and $97.7 million as of June 30, 2018.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to the following:

•

Shopko's bankruptcy and the subsequent foreclosure of 85 properties securing the Shopko CMBS loan, resulting in an $19.4 million decrease in cash rental revenue, which was partially offset by a $3.1 million increase in cash rental revenue due to acquisitions and other lease amendments and a $1.3 million increase in interest income received period-over-period from the Shopko B-1 Term Loan,

•	an increase in related party fees of $7.9 million, resulting primarily from the Asset Management Agreement, and
•	an increase in interest paid of $0.9 million, primarily related to CMBS loans.

These amounts were partially offset by:

•	a decrease in transaction costs of $3.6 million, primarily resulting from costs incurred in 2018 for the Spin-off and
•	an increase in other income of $1.2 million due primarily to interest earned on higher period-over-period cash balances.

Investing Activities

Cash used in investing activities is generally used for acquisitions of real estate and loans receivable and, to a limited extent, capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash provided by investing activities during the six months ended June 30, 2019 included $17.2 million in net proceeds from the disposition of 12 properties and collections of principal on loans receivable totaling $23.4 million, partially offset by capitalized real estate expenditures of $3.6 million.

During the same period in 2018, net cash provided by investing activities included $39.1 million in net proceeds from the disposition of 30 properties and collections of principal on loans receivable totaling $3.0 million, partially offset by the use of $15.3 million to fund the acquisition of four properties and capitalized real estate expenditures of $1.9 million.

Financing Activities

Generally, our net cash used in financing activities is impacted by our contributions/distributions to Spirit for the period prior to the Spin-Off and our net borrowings under Master Trust 2014 and CMBS.

Net cash used in financing activities during the six months ended June 30, 2019 was primarily attributable to payments of common share dividends totaling $71.4 million, restricted cash of $21.2 million paid to lenders in connection with the foreclosure of the Shopko CMBS loan, payments of preferred share dividends of $8.0 million, and repayments of $18.0 million related to our mortgages and notes payable.

During the same period in 2018, net cash used in financing activities was primarily attributable to net distributions to Spirit of $106.4 million, partially offset by net borrowings under our mortgages and notes payable of $69.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

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

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other general and administrative costs associated with relocation of the Company's headquarters, transaction costs, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, amortization of the promote fee and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above- and below- market rent on our leases, amortization of lease incentives, amortization of net premium/discount on loans receivable, bad debt expense and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (share-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as a performance measure.

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

Adjusted EBITDAre

Adjusted EBITDAre represents EBITDAre adjusted for transaction costs, revenue producing acquisition costs and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, real estate acquisition costs, impairments and loan losses (recoveries) related to the Shopko loan, debt extinguishment gains (losses), and amortization (recovery) of the promote fee. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In Thousands)	2019	2018 (1)	2019	2018 (1)

Net loss attributable to common shareholders	$(20,549)	$(346)	$(62,794)	$(7,925)
Add / (less):
Portfolio depreciation and amortization	17,321	21,109	36,696	42,102
Portfolio (recoveries) impairments	(1,463)	1,247	4,574	6,072
Gain on disposition of real estate assets	(1,041)	(4,948)	(1,519)	(3,254)
FFO	$(5,732)	$17,062	$(23,043)	$36,995
Add / (less):
Loss on debt extinguishment	—	108	21,267	363
Transaction costs	4,354	5,525	4,960	8,542
Deal pursuit costs	25	218	115	219
Non-cash interest expense	2,697	2,486	6,467	5,361
Straight-line rent, net of related bad debt expense	(953)	(587)	(1,849)	(1,434)
Other amortization and non-cash charges	(14)	133	17	223
Non-cash compensation expense	441	818	1,235	2,424
Amortization of the promote fee	(857)	—	(833)	—
AFFO	$(39)	$25,763	$8,336	$52,693
Dividends declared to common shareholders	$14,243	$—	$28,461	$—
Net (loss) income per common share
Basic	$(0.48)	$(0.01)	$(1.47)	$(0.18)
Diluted	$(0.48)	$(0.01)	$(1.47)	$(0.18)
FFO per common share
Diluted (2)	$(0.13)	$0.40	$(0.54)	$0.86
AFFO per common share
Diluted (2)	$—	$0.60	$0.19	$1.23
Weighted average common shares outstanding:
Basic	42,964,179	42,851,010	42,912,589	42,851,010
Diluted	42,964,179	42,851,010	42,912,589	42,851,010

(1)

Amounts for the three months ended June 30, 2018 include two months of income based on the legal predecessor entities and one month of actual results from SMTA operations as a stand-alone company. Amounts for the six months ended June 30, 2018 include five months of income based on the legal predecessor entities and one month of actual results from SMTA operations as a stand-alone company.

(2)	For the three and six months ended June 30, 2019, dividends declared to unvested restricted shareholders were $48 thousand and $120 thousand, respectively.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre – Leverage

	June 30,
(Unaudited, In Thousands)	2019	2018

Master Trust 2014, net	$1,893,074	$1,917,244
CMBS, net	81,437	82,504
Total debt, net	$1,974,511	$1,999,748
Add / (less):
Unamortized debt discount	17,726	24,491
Unamortized deferred financing costs	14,214	17,678
Cash and cash equivalents	(113,825)	(37,356)
Cash reserves on deposit with lenders as additional security classified as other assets	(38,568)	(60,303)
Adjusted Debt	$1,854,058	$1,944,258

	Three Months Ended June 30,
(Unaudited, In Thousands)	2019	2018 (1)

Net loss	$(16,566)	$979
Add / (less):
Interest	27,575	27,743
Depreciation and amortization	17,321	21,109
Income tax expense	41	22
Gain on disposition of real estate assets	(1,041)	(4,948)
(Recoveries of) allowance for loan losses and impairment	(1,463)	1,247
EBITDAre	$25,867	$46,152
Add / (less):
Transaction costs	4,354	5,525
Deal pursuit costs	25	218
Loss on debt extinguishment	—	108
Amortization of the promote fee	(857)	—
Adjusted EBITDAre	$29,389	$52,003
Other adjustments for Annualized Adjusted EBITDAre (2)	8,017	—
Annualized Adjusted EBITDAre	$149,624	$208,012

Interest Expense	$27,575	$27,743
Less: Non-cash interest	(2,697)	(2,486)
Preferred share dividends	3,983	1,325
Fixed Charges	$28,861	$26,582
Annualized Fixed Charges	$115,444	$106,328

Adjusted Debt / Annualized Adjusted EBITDAre	12.4x	9.3x
Fixed Charge Coverage Ratio	1.3x	2.0x
(1)	Amounts for 2018 are based on SMTA's allocated portion of Spirit’s expense.
(2)	Adjustments are comprised of non-recurring expenses related to Shopko.

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

As of June 30, 2019, all $2.0 billion of our indebtedness consisted of long-term, fixed-rate obligations, consisting of our Master Trust 2014 notes and Academy CMBS loan. As of June 30, 2019, the weighted average stated interest rate of the Master Trust 2014 obligations, excluding amortization of deferred financing costs and debt discounts, was approximately 4.9%. The stated interest rate of the Academy CMBS obligation, excluding amortization of deferred financing costs, was 5.1%. As of June 30, 2019, we had no variable-rate obligations.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Mortgages and notes payable, net (1)	$1,974,511	$2,074,217

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2019, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. While we believe the allegations were without merit, on July 29, 2019, we resolved the dispute with the Shopko Lenders and reached a confidential settlement. The expense related to the settlement is included in Shopko-related expenses in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2019.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and “Risk Factors” in our Definitive Proxy Statement on Schedule 14A filed on August 5, 2019.

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

3.3

Articles Supplementary for 10.0% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of Spirit MTA REIT (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 5, 2018)

10.1

Real Estate Sale Contract, dated as of June 2, 2019, by and between Banner NewCo LLC and Spirit FJ SMF SPE, LLC (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 3, 2019)

10.2

Termination Agreement, dated as of June 2, 2019, by and among Spirit MTA REIT, Spirit Realty AM Corporation, Spirit Realty Capital, Inc. and Spirit MTA Preferred Holder, LLC (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 3, 2019)

10.3

Interim Management Agreement, dated as of June 2, 2019, by and between Spirit MTA REIT and Spirit Realty AM Corporation (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 3, 2019)

31.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit MTA REIT

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SPIRIT MTA REIT

By:	/s/ Ricardo Rodriguez
Name:	Ricardo Rodriguez
Title:	Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date: August 12, 2019