Form 10-Q
period 2019-09-30
Spirit MTA REIT
filed 2019-11-14
CIK 1722992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 43,177,966 common shares, par value $0.01, of Spirit MTA REIT outstanding.

EXPLANATORY NOTE

This quarterly report of Spirit MTA REIT (the "Company" or "SMTA") on Form 10-Q includes the financial information of the Company as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

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

The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. Accordingly, the results of operations for the nine months ended September 30, 2018 reflect the aggregate operations and changes in cash flows and equity on a combined basis for the period prior to May 31, 2018 and on a consolidated basis for the period subsequent to May 31, 2018.

On June 2, 2019, we announced a definitive agreement to sell our interests in Master Trust 2014 to HPT, subject to certain conditions, including shareholder approval. We filed a definitive proxy statement on August 5, 2019 and, on September 4, 2019 at a special meeting of shareholders, shareholders approved the Master Trust 2014 Sale, as well as the Plan of Voluntary Liquidation. As a result, we adopted the liquidation basis of accounting as of September 1, 2019. Accordingly, the financial results and disclosures presented for the period prior to August 31, 2019 use the going concern basis presentation consistent with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On September 1, 2019, assets and liabilities were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect or pay, respectively, as it carries out its Plan of Voluntary Liquidation. Financial results and disclosures presented for the period subsequent to August 31, 2019 use the liquidation basis of accounting.

GLOSSARY

2018 Incentive Award Plan	Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan
Annualized Cash Rent	Annualized Contractual Rent, less any rent reserved for
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between a wholly-owned subsidiary of Spirit Realty, L.P. and Spirit MTA REIT
ASU	Accounting Standards Update
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014
Contractual Rent	Monthly contractual cash rent, excluding percentage rents, from properties owned fee-simple or ground leased, recognized during the final month of the reporting period
CPI	Consumer Price Index
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
HPT	Hospitality Properties Trust
Interim Management Agreement	Interim Management Agreement between Spirit MTA REIT and a wholly-owned subsidiary of Spirit Realty, L.P. dated June 2, 2019 and effective September 20, 2019
LIBOR	London Interbank Offered Rate
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	A wholly-owned subsidiary of Spirit
Master Trust 2014

The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issued non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time.

Master Trust 2014 Sale	The sale of the entities comprising Master Trust 2014 to HPT completed September 20, 2019
Other Properties	One of two reportable segments consisting of all properties not included in the Master Trust 2014 Collateral Pool

Plan of Voluntary Liquidation

Plan providing for the winding-up and complete liquidation of SMTA, and the dissolution and termination of SMTA or the conversion of SMTA to another liquidating entity, following the closing of the Master Trust 2014 Sale

Property Management and Servicing Agreement

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

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "Spirit MTA

REIT," “SMTA,” "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT MTA REIT

Consolidated Statement of Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

September 30, 2019
Assets
Real estate assets, net	$25,731
Cash and cash equivalents	371,360
Restricted cash	2,687
Other assets	6,156
Total assets	$405,934
Liabilities
Liability for estimated expense in excess of estimated income during liquidation	$14,706
Obligation to redeem preferred shares	7,989
Accounts payable and other liabilities	6,013
Total liabilities	28,708
Commitments and contingencies (see Note 9)
Net assets in liquidation	$377,226

See accompanying notes.

SPIRIT MTA REIT

Consolidated Balance Sheet

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$870,549
Buildings and improvements	1,526,933
Total real estate investments	2,397,482
Less: accumulated depreciation	(459,615)
1,937,867
Loans receivable, net	30,093
Intangible lease assets, net	79,314
Real estate assets held for sale, net	7,263
Net investments	2,054,537
Cash and cash equivalents	161,013
Deferred costs and other assets, net	83,087
Goodwill	7,012
Total assets	$2,305,649
Liabilities and deficit
Liabilities:
Mortgages and notes payable, net	$2,138,804
Intangible lease liabilities, net	17,676
Accounts payable, accrued expenses and other liabilities	83,629
Total liabilities	2,240,109
Commitments and contingencies (see Note 6)
Redeemable preferred equity:
SMTA Preferred Shares, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 shares issued and outstanding at December 31, 2018	150,000
SubREIT Preferred Shares, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,125 shares issued and outstanding at December 31, 2018	5,125
Total redeemable preferred equity	155,125
Shareholders' deficit:
Common shares, $0.01 par value, 750,000,000 shares authorized; 43,000,862 shares issued and outstanding at December 31, 2018.	430
Capital in excess of common share par value	201,056
Accumulated deficit	(291,071)
Total shareholders' deficit	(89,585)
Total liabilities and deficit	$2,305,649

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statement of Changes in Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

Period from September 1, 2019 through September 30, 2019
Net assets in liquidation, beginning of period	$377,226
Liquidating distributions to common shareholders	—
Net assets in liquidation, end of period	$377,226

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$31,247	$60,287	$132,812	$179,539
Interest income on loans receivable	540	1,131	2,669	1,964
Other income	794	993	2,916	1,934
Total revenues	32,581	62,411	138,397	183,437
Expenses:
General and administrative	930	1,795	5,703	11,017
Related party fees	4,715	8,369	18,057	13,450
Transaction costs	1,263	78	6,223	8,620
Shopko-related (recoveries) expenses	(2,997)	—	10,116	—
Property costs (including reimbursable)	1,426	1,909	4,887	5,573
Interest	18,344	27,672	78,254	83,427
Depreciation and amortization	10,682	20,969	47,378	63,071
Impairment, net of recoveries for loan losses	295	9,343	4,869	15,415
Total expenses	34,658	70,135	175,487	200,573
Other income (loss):
Loss on debt extinguishment	(144)	—	(21,411)	(363)
Gain on disposition of real estate assets	221	4,210	1,740	7,464
Total other income (loss)	77	4,210	(19,671)	7,101
Loss before income tax expense	(2,000)	(3,514)	(56,761)	(10,035)
Income tax expense	(11)	(60)	(86)	(139)
Net loss and total comprehensive loss	(2,011)	(3,574)	(56,847)	(10,174)
Preferred dividends	(2,653)	(3,975)	(10,611)	(5,300)
Net loss attributable to common shareholders	$(4,664)	$(7,549)	$(67,458)	$(15,474)
Net loss per share attributable to common shareholders:
Basic	$(0.11)	$(0.18)	$(1.57)	$(0.36)
Diluted	$(0.11)	$(0.18)	$(1.57)	$(0.36)
Weighted average common shares outstanding:
Basic	43,015,227	42,851,010	42,938,777	42,851,010
Diluted	43,015,227	42,851,010	42,938,777	42,851,010
Dividends declared per common share issued	$—	$0.33	$0.66	$0.33

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Changes in Equity

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

	Redeemable Preferred Equity					Shareholders' Equity (Deficit) and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' Equity and Parent Company Equity (Deficit)
Eight Months Ended August 31, 2019
Balances, December 31, 2018	6,000,000	$150,000	5,125	$5,125	$155,125	43,000,862	$430	$201,056	$(291,071)	$—	$(89,585)
Net loss	—	—	—	—	—	—	—	—	(38,270)	—	(38,270)
Issuance of preferred shares, net	—	—	—	—	—	—	—	(25)	—	—	(25)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(14,218)	—	(14,218)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(3,975)	—	(3,975)
Share-based compensation, net	—	—	—	—	—	89,513	1	793	(9)	—	785
Tax withholdings related to net stock settlements	—	—	—	—	—	(4,624)	—	—	(36)	—	(36)
Balances, March 31, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,085,751	$431	$201,824	$(347,579)	$—	$(145,324)
Net loss	—	—	—	—	—	—	—	—	(16,566)	—	(16,566)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(14,243)	—	(14,243)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(3,983)	—	(3,983)
Share-based compensation, net	—	—	—	—	—	74,180	1	440	(9)	—	432
Balances, June 30, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,159,931	$432	$202,264	$(382,380)	$—	$(179,684)
Net loss	—	—	—	—	—	—	—	—	(2,011)	—	(2,011)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(2,653)	—	(2,653)
Share-based compensation, net	—	—	—	—	—	—	—	170	—	—	170
Balances, August 31, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,159,931	$432	$202,434	$(387,044)	$—	$(184,178)

SPIRIT MTA REIT

Consolidated Statements of Changes in Equity

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

	Redeemable Preferred Equity					Shareholders' Equity (Deficit) and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' Equity and Parent Company Equity (Deficit)
Nine Months Ended September 30, 2018
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—	—	(7,579)	(7,579)
Contributions from parent company	—	—	—	—	—	—	—	—	—	49,819	49,819
Distributions to parent company	—	—	—	—	—	—	—	—	—	(158,396)	(158,396)
Balances, March 31, 2018	—	—	—	—	—	—	—	—	—	$274,762	$274,762
Net income	—	—	—	—	—	—	—	—	3,223	(2,244)	979
Contributions from parent company	—	—	—	—	—	—	—	—	—	124,696	124,696
Distributions to parent company	—	—	—	—	—	—	—	—	—	(41,787)	(41,787)
Issuance of shares of common stock, net	—	—	—	—	—	42,851,010	429	199,998	—	(200,427)	—
Issuance of shares of preferred stock, net	6,000,000	150,000	5,000	5,000	155,000	—	—	—	—	(155,000)	(155,000)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(1,325)	—	(1,325)
Balances, June 30, 2018	6,000,000	$150,000	5,000	5,000	155,000	42,851,010	429	199,998	1,898	—	$202,325
Net income	—	—	—	—	—	—	—	—	(3,574)	—	(3,574)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(3,975)	—	(3,975)
Dividends declared on common stock	—	—	—	—	—	—	—	—	(14,190)	—	(14,190)
Stock-based compensation, net	—	—	—	—	—	149,852	1	450	—	—	451
Balances, September 30, 2018	6,000,000	150,000	5,000	5,000	155,000	43,000,862	430	200,448	(19,841)	—	181,037

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

(Going Concern Basis)

	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(56,847)	$(10,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,378	63,071
Impairment, net of recoveries for loan losses	4,869	15,415
Amortization of deferred financing costs	3,692	2,581
Amortization of debt discounts	4,593	5,291
Share-based compensation expense	1,405	2,875
Loss on debt extinguishment, net	21,411	363
Gain on disposition of real estate assets	(1,740)	(7,464)
Non-cash revenue	(2,482)	(2,145)
Bad debt expense and other	950	500
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,495	(5,551)
Accounts payable, accrued expenses and other liabilities	7,473	1,970
Net cash provided by operating activities	33,197	66,732
Investing activities
Acquisitions of real estate	—	(112,694)
Capitalized real estate expenditures	(5,891)	(2,634)
Collections of principal on loans receivable	36,399	3,741
Proceeds from dispositions of real estate and other assets	32,660	68,862
Net cash provided by (used in) investing activities	63,168	(42,725)
Financing activities
Borrowings under mortgages and notes payable	—	92,216
Repayments under mortgages and notes payable	(27,025)	(31,935)
Restricted cash surrendered in loan foreclosure	(21,227)	—
Debt extinguishment costs	(144)	(363)
Deferred financing costs	—	(1,415)
Repurchase of common shares for tax withholdings related to net shares settlements	(36)	—
Preferred share offering costs	(25)	—
Dividends paid on common shares	(85,652)	—
Dividends paid on preferred shares	(7,958)	(5,300)
Contributions from parent company	—	91,662
Distributions to parent company	—	(198,038)
Net cash used in financing activities	(142,067)	(53,173)
Net decrease in cash, cash equivalents and restricted cash	(45,702)	(29,166)
Cash, cash equivalents and restricted cash, beginning of period	205,100	66,510
Cash, cash equivalents and restricted cash, end of period	$159,398	$37,344
Interest paid	$66,495	$74,265
Taxes paid	$139	$280

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

(Going Concern Basis)

	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment distribution from parent	$—	$80,429
Investment distribution to parent	—	2,144
Financing provided in connection with the disposition of assets	—	2,888
Preferred equity issuance	—	155,000
Relief of debt through foreclosure of real estate properties	160,785	—
Net real estate and other assets surrendered to lender	159,735	—
Accrued interest capitalized to principal	3,364	—
Distributions declared and unpaid	2,653	14,190

See accompanying notes.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Organization and Operations

Spirit MTA REIT ("SMTA" or the "Company") operates as an externally managed REIT formed in Maryland. The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. ("Spirit"). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company's establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and a wholly-owned subsidiary of Spirit (the "Manager") entered into an Asset Management Agreement under which the Manager provides external management of SMTA. Costs associated with the Spin-Off incurred in the three and nine months ended September 30, 2018 totaled $0.1 million and $8.6 million, respectively, and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive loss.

On January 16, 2019, in connection with the Shopko bankruptcy filing, the Company announced that its Board of Trustees elected to accelerate its strategic plan and on June 2, 2019 announced a definitive agreement to sell its interests in Master Trust 2014 to HPT. Costs associated with the execution of strategic alternatives in the two and eight months ended August 31, 2019 totaled $1.3 million and $6.2 million, respectively, and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive loss. On September 4, 2019, at a special meeting of the shareholders, the shareholders approved the Master Trust 2014 Sale, as well as the Plan of Voluntary Liquidation. As a result, the Company adopted the liquidation basis of accounting using a convenience date of September 1, 2019, as the difference in dates is not material to presentation of the financial results.

On September 20, 2019, the Company completed the Master Trust 2014 Sale and, as a result, the Asset Management Agreement was terminated, and the Interim Management Agreement went into effect. The Company will receive management services from its Manager under the Interim Management Agreement in connection with its wind down pursuant to the Plan of Voluntary Liquidation. As of September 30, 2019, the Company has a portfolio of 11 unencumbered properties.

Note 2. Plan of Liquidation

The Plan of Voluntary Liquidation provides for an orderly sale of the Company's remaining assets, payment of the Company's liabilities and other obligations, and the winding up of operations and dissolution of the Company following the Master Trust 2014 Sale, which occurred on September 20, 2019. The Plan of Voluntary Liquidation enables the Company to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board of Trustees. The Company expects to transfer and assign its remaining assets to a liquidating trust, subject to the discretion of the Board of Trustees, in the first quarter of 2020. Upon such transfer and assignment, shareholders will receive interests in the liquidating trust. The liquidating trust expects to pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its remaining assets to the holders of interests in the liquidating trust.

The dissolution process and the amount and timing of distributions to shareholders involves significant risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to shareholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets.

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets are transferred into a liquidating trust. The Board of Trustees shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, it may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of shareholders.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Summary of Significant Accounting Policies

As a result of the approval of the Plan of Voluntary Liquidation in September 2019, the Company’s financial position and results of operations for the nine months ended September 30, 2019 will be presented using two different presentations. The Company adopted the liquidation basis of accounting as of September 1, 2019 and for the period subsequent to September 1, 2019. As a result, a consolidated statement of net assets is presented, which represents the estimated amount of net cash that the Company will collect as it carries out its Plan of Voluntary Liquidation. In addition, a consolidated statement of changes in net assets reflects changes in net assets from the original estimated values as of September 1, 2019 through the most recent period presented, as further described below.

All financial results and disclosures up through August 31, 2019, prior to adopting the liquidation basis of accounting, will be presented based on a going concern basis, which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2018, and the statements of operations and the statements of cash flows for the eight months ended August 31, 2019 and the comparative nine months ended September 30, 2018 used the going concern basis presentation consistent with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as further described below.

Basis of Accounting – Going Concern Basis

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

For the periods prior to the Spin-Off, the financial position and results of operations reflect a combination of entities under common control that have been carved-out from Spirit’s consolidated financial statements and present Spirit's historical carrying values of the assets and liabilities, consistent with accounting for spin-off transactions in accordance with GAAP. Since the Company prior to the Spin-Off did not represent one entity, a separate capital structure did not exist. As a result, the combined net assets of the predecessor legal entities have been reflected in the consolidated financial statements as net parent investment for periods prior to the Spin-Off. All transactions between Spirit and the predecessor legal entities are considered effectively settled through equity in the consolidated financial statements at the time the transaction is recorded, other than certain mortgages as discussed in Note 13. The settlement of these transactions is reflected as contributions from and distributions to parent in the consolidated statement of changes in equity and contributions from and distributions to parent in the consolidated statements of cash flows as a financing activity.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 7). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2018, net assets totaling $2.18 billion were held and net liabilities totaling $2.18 billion were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets. As of September 30, 2019, there were no encumbered special purpose entities.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Accounting - Liquidation Basis

As a result of the approval of the Plan of Voluntary Liquidation by the shareholders, the Company adopted the liquidation basis of accounting as of September 1, 2019 and for the periods subsequent to September 1, 2019 in accordance with GAAP. Accordingly, on September 1, 2019 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect. Estimated costs to dispose of assets have been presented separately from the real estate assets, net in the consolidated statement of net assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts. The liquidation value of the Company’s net assets is presented on an undiscounted basis.

The Company accrues expenses and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated expense in excess of estimated income during liquidation on the consolidated statement of net assets. Actual expenses and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion.

Net assets in liquidation represents the estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

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

Segment Reporting

The Company views its operations in two segments—Master Trust 2014 and all other properties ("Other Properties"). The Master Trust 2014 segment was sold on September 20, 2019. See Note 10 for further discussion. The Company has no other reportable segments.

Revenue Recognition – Going Concern Basis

Rental Income: Cash and Straight-line Rent

The Company primarily leased real estate to its tenants under long-term, triple-net leases that were classified as operating leases. To evaluate lease classification, the Company assessed the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases, the lease included one or more options to extend, typically for a period of five to ten years per renewal option. The Company’s operating leases sometimes also included an option to terminate or to purchase. The Company did not include these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company was reasonably certain the tenant would exercise the option.

Another component of lease classification which required significant assumptions and judgment was the amount expected to be derived from the property at the end of the lease term. Generally, the Company assumed a value equal to net book value of the property at the date of the assessment, as the Company generally expected fair value to be equal to or greater than net book value. The Company sought to protect residual value through its underwriting of acquisitions, as well as lease structures where the lessee was responsible for maintenance of the property, including insurance protecting any damage to the property. To further protect residual value, the Company supplemented the tenant insurance policy with a master policy covering all properties owned by the Company. Additionally, the Company occasionally invested in capital improvements on properties, re-leasing properties to new tenants or extending lease terms to protect residual value.

The Company’s leases sometimes provided for contingent rent based on a percentage of the tenant’s gross sales, in which case the Company recognized contingent rental revenue when the change in the factor on which the contingent lease payment was based actually occurred.

The Company’s leases generally provided for rent escalations throughout the lease terms. For leases that had contingent rent escalators indexed to future changes in the CPI, rent increased at a multiple of any increase in the CPI over a specified period. Because of the volatility and uncertainty with respect to future changes in the CPI, increases in rental revenue from leases with this type of escalator were recognized when the changes in the rental rates occurred.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

For leases that provided for fixed contractual escalations, rental revenue was recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represented unbilled rent receivables that the Company would receive only if the tenants made all rent payments required through the expiration of the initial term of the leases.

Rental income was subject to an evaluation for collectability, which included management’s estimates of amounts that would not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant's payment history and financial condition. The Company recorded a provision for losses against rental income for amounts that were not probable of collection.

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contained additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which were non-lease components. The Company elected to combine all of its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue was variable and recognized as revenue in the period in which the related expenses were incurred, with the related expense included in property costs (including reimbursable). Tenant receivables were carried net of any allowances for amounts that were not probable of collection.

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease were deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles were amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles were amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles were amortized as an increase to rental revenue over the remaining initial term of the respective leases, or over the initial term plus renewal periods when the Company was reasonably certain the tenant would exercise the renewal options. If the Company was reasonably certain a lease would terminate early, the unamortized portion of any related lease intangible was immediately recognized in impairments in the Company’s consolidated statements of operations and comprehensive loss.

Allowance for Doubtful Accounts – Going Concern Basis

Under going concern basis, the Company reviewed its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operated, and economic conditions in the area in which the tenant operated. If the collectability of a receivable with respect to any tenant was in doubt, a provision for uncollectible amounts was established or a direct write-off of the specific receivable was made. The Company’s reserve for uncollectible amounts totaled $6.6 million as of December 31, 2018, against accounts receivable balances of $8.2 million. Receivables were written off against the reserves for uncollectible amounts when all possible means of collection had been exhausted. Receivables are presented within deferred costs and other assets, net in the accompanying consolidated balance sheet.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability was assessed in conjunction with the evaluation of rental income as described above. As of December 31, 2018, the Company established a reserve for losses of $0.5 million against straight-line receivables of $28.2 million. These receivables are presented within deferred costs and other assets, net in the accompanying consolidated balance sheet.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheet. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$371,360	$161,013	$16,188
Restricted cash:
Release Account (1)	—	16,141	9,313
Liquidity Reserve (2)	—	5,599	5,570
Lender controlled accounts (3)	2,687	22,347	4,725
Other (4)	—	—	1,548
Total cash, cash equivalents and restricted cash	$374,047	$205,100	$37,344

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

(3)

Funds held in lender-controlled accounts are released after scheduled debt service requirements are met. The amount held at September 30, 2019 was comprised of rent-related receipts associated with the Master Trust 2014 prior to the Master Trust 2014 Sale, which were released to unrestricted cash in October 2019.

(4)	Funds held in escrow accounts until the related purchase/sale transaction closes.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was initially allocated to each reporting unit based upon the relative fair value of each reporting unit, resulting in $7.0 million allocated to Master Trust 2014 and $6.5 million allocated to Other Properties. The goodwill related to the Other Properties segment was fully impaired in 2018. The goodwill allocated to the Master Trust 2014 segment was relieved in conjunction with the Master Trust 2014 Sale in September 2019.

Income Taxes

For the period prior to the Spin-Off, the Company applied the provisions of FASB ASC Topic 740, Income Taxes, and computed the provision for income taxes on a separate return basis. The separate return method applied the accounting guidance for income taxes to the stand-alone consolidated financial statements as if the Company was a separate taxpayer and a stand-alone enterprise for the periods presented.

The Company was wholly-owned by Spirit prior to the Spin-Off and was disregarded for federal income tax purposes. The Manager is wholly-owned by Spirit through certain direct and indirect ownership interests and is taxed as a partnership for Federal income tax purposes. Spirit has elected to be taxed as a REIT under the applicable provisions of the Code and, as a result, will not be subject to federal income tax as long as it distributes 100% of its taxable income and satisfies certain other requirements. Therefore, no provision for federal income tax was made in the accompanying consolidated financial statements for the period prior to the Spin-Off.

For the period subsequent to the Spin-Off, the Company elected to be taxed as a REIT under the Code beginning with its initial tax year ended December 31, 2018. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its shareholders, and the ownership of Company shares. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive loss. Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss and estimated future taxes are included in liability for estimated expense in excess of estimated income during liquidation in the accompanying consolidated statement of net assets.

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

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt expense was $0.9 million for both the two and eight months ended August 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

•	The Company elected to use the land easements expedient, which permits the Company to not reassess land easements for potential lease classification.
•

The Company elected to use the components expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same. The Company elected this expedient for all lessor operating leases, where certain leases contain non-lease components related to tenant reimbursement, and concluded that the leasing component is the predominant component.

•	The Company elected not to use the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances.

As a lessor, our recognition of rental income remained consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concluded that the overall impact of the ASU had no material impact on the Company's reported revenues, results of operations or financial position.

Note 4. Liability for Estimated Expense in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all income and expenses associated with implementing and completing the Plan of Voluntary Liquidation. As a basis for our assumptions, we currently expect to sell the remaining properties during 2020 and to complete our liquidation by December 31, 2020. The Company currently estimates that it will have expenses in excess of income during the liquidation. These amounts can vary significantly due to, among other things, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These amounts are estimated and are anticipated to be paid out and collected over the liquidation period.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Upon transition to the liquidation basis of accounting on September 1, 2019, the Company accrued the following income and expenses expected to be incurred during liquidation, had the following cash payments (receipts) in September 2019 and has reclassified income earned, not yet received, to other assets and expenses incurred, not yet paid, to accounts payable and other liabilities in the accompanying consolidated statement of net assets (in thousands):

	September 1, 2019	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Reclassification for Expenses Incurred and Income Earned	September 30, 2019
Assets:
Rental income (1)	$7,594	$(5,241)	$—	$(790)	$1,563
Liabilities:
Property costs (2)	(1,159)	733	—	—	(426)
General and administrative (3)	(27,620)	9,902	—	5,162	(12,556)
Related party fees (4)	(51,693)	49,693	—	—	(2,000)
Cost of real estate investment sales (5)	(4,981)	3,694	—	—	(1,287)
Total liability for estimated expense in excess of estimated income during liquidation	$(77,859)	$58,781	$—	$4,372	$(14,706)
(1)

The majority of the revenue collected in September 2019 relates to the properties sold during September 2019. The September 30, 2019 balance of $1.6 million is comprised of estimated rental income on the five operating properties until their estimated sale in 2020. $0.8 million of rental income for the property leased to Academy, which was sold in September 2019, has been reclassified to other assets in the accompanying consolidated net assets and was collected in October 2019.

(2)

The majority of the costs paid relate to the properties sold during September 2019. The September 30, 2019 balance of $0.4 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2020.

(3)

The September 2019 payments primarily relate to legal and consulting fees incurred in conjunction with the Master Trust 2014 Sale. $5.2 million of general and administrative expenses have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid, in September 2019. The September 30, 2019 balance of $12.6 million includes estimates for professional fees, compensation to the Company’s CEO and members of the Board of Trustees, insurance, taxes and other costs of liquidation.

(4)

The September payments include the $48.2 million termination fee for the Asset Management Agreement, as well as 20 days of management fees under the Asset Management Agreement and 10 days of management fees under the Interim Management Agreement. The September 30, 2019 balance of $2.0 million is comprised of 15 months of expected management fees under the terms of the Interim Management Agreement.

(5)

$3.7 million paid during September 2019 relates to the three sales completed in September 2019. The September 30, 2019 balance of $1.3 million represents the estimated costs of sales for the remaining 11 properties.

Note 5. Net Assets in Liquidation

The following is a reconciliation of shareholders’ deficit under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of September 1, 2019 (in thousands):

Shareholders' deficit as of August 31, 2019	$(184,178)
Increase due to estimated net realizable value of investments in real estate	667,006
Decrease due to adjustment of assets and liabilities to net realizable value	(24,089)
Decrease due to obligation to redeem preferred shares	(3,654)
Liability for estimated expense in excess of estimated income during liquidation	(77,859)
Adjustment to reflect the change to the liquidation basis of accounting	561,404
Estimated value of net assets in liquidation as of September 1, 2019	$377,226

The net realizable value of investments in real estate for the Master Trust 2014 Sale, the sale of the property leased to Academy and one other property were adjusted to the signed sales agreements, which resulted in a net increase of $667.0 million. All three of these sales were completed in September 2019. In conjunction with these sales, the Master Trust 2014 debt was retired and the CMBS debt on the Academy property was assumed by the buyer. The net realizable value of the remaining 11 properties was derived using the sales comparable approach and the income capitalization approach, resulting in no change in value. Eight of the 11 properties were valued utilizing the sales comparable approach, specifically vacant sales comparables, using price per square foot ranging from $26.86 to $141.47. The remaining three assets were valued utilizing the direct income capitalization rate approach, using capitalization rates ranging from 5.75% to 8.41%. The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, we used comparable vacant sale properties to derive the net realizable value of the three Children’s Learning Adventure USA, LLC (“CLA”) properties. CLA is currently in bankruptcy and is paying its rental income in accordance with the lease agreement. In the event that CLA successfully emerges from bankruptcy, there is potential for a significant increase in value for these properties.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The adjustment of assets and liabilities to net realizable value was primarily comprised of a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles, which were partially offset by the accrual of $5.2 million tax refund receivable which is expected to be collected in 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to HPT in conjunction with the Master Trust 2014 Sale.

The decrease due to obligation to redeem preferred shares was comprised of $2.8 million of dividends and pre-payment premiums for the Series A SubREIT Preferred Shares, $0.8 million of dividends for the SMTA Preferred Shares and $16 thousand of dividends and pre-payment premiums for the Series B SubREIT Preferred Shares.

See Note 4 for detail on the liability for estimated expense in excess of estimated income during liquidation.

Net assets in liquidation did not change during the period September 1, 2019 through September 30, 2019. Subsequent to September 30, 2019, $345.4 million, or $8.00 per share, of the net assets were distributed to common shareholders, see Note 14. The remaining undistributed net assets in liquidation of $31.8 million would result in liquidating distributions of approximately $0.74 per share. This estimate of liquidating distributions includes projections of timing and amounts of future sales, as well as costs and expenses to be incurred during the period required to complete the Plan of Voluntary Liquidation as described in Note 4. There is inherent uncertainty with these projections, and they could change materially based on the timing and amount of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Note 6. Investments

Real Estate Investments

As of September 30, 2019, the Company’s net investment in real estate totaled approximately $25.7 million, representing investments in 11 owned properties.

Owned Properties

During the nine months ended September 30, 2019, the Company had the following owned real estate activity (dollars in thousands):

For the eight months ended August 31, 2019	Total Properties	Dollar Amount of Investments
(prior to liquidation basis)
Gross balance, December 31, 2018	876	$2,531,248
Acquisitions/improvements	—	5,891
Dispositions of real estate (1)(2)	(100)	(199,560)
Impairments	—	(38,655)
Write-off of intangibles	—	(48,112)
Gross balance, August 31, 2019	776	$2,250,812
Accumulated depreciation		(455,995)
Accumulated amortization		(58,413)
Other non-real estate assets held for sale		43
Net balance, August 31, 2019		$1,736,447

For the month ended September 30, 2019
(post liquidation basis)
Net balance, August 31, 2019	776	$1,736,447
Net Adjustments to Realizable Value	—	667,006
Net Dispositions	(765)	(2,377,722)
Net balance, September 30, 2019	11	$25,731

(1)	For the eight months ended August 31, 2019, the net gains on the disposal of total properties was $1.7 million.
(2)	Includes 83 properties with a real estate investment of $167.6 million that were transferred to the lender under the Shopko CMBS Loan Agreement.

As of September 30, 2019, all remaining assets are considered held for sale under liquidation basis of accounting.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Operating Leases

As of August 31, 2019 and December 31, 2018, the Company held 776 and 876 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Base cash rent	$30,679	$58,402	$127,663	$173,745
Variable cash rent (including reimbursables)	841	1,126	3,590	3,573
Straight-line rent, net of bad debt expense (1)	(303)	844	1,546	2,482
Amortization of lease intangibles (2)	30	(85)	13	(261)
Total rental income	$31,247	$60,287	$132,812	$179,539

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 3 for additional detail.
(2)

Excludes amortization of in-place leases of $1.3 million and $2.8 million for the two months ended August 31, 2019 and three months ended September 30, 2018, respectively, as well as $5.8 million and $8.1 million for the eight months ended August 31, 2019 and nine months ended September 30, 2018, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss.

Loans Receivable

During the nine months ended September 30, 2019, the Company had the following loan activity (dollars in thousands):

For the eight months ended August 31, 2019	Mortgage Loans		Other Notes
(prior to liquidation basis)	Properties	Investment	Investment	Total Investment
Principal, December 31, 2018	8	$30,778	$34,416	$65,194
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	—	—	(34,416)	(34,416)
Write-off of principal balance	(2)	(2,888)	—	(2,888)
Principal, August 31, 2019	6	$27,890	$—	$27,890

For the month ended September 30, 2019
(post liquidation basis)
Principal, August 31, 2019	6	$27,890	$—	$27,890
Principal payments and payoffs	(6)	(27,890)	—	(27,890)
Principal, September 30, 2019	—	$—	$—	$—

The mortgage loans were secured by single-tenant commercial properties and generally had fixed interest rates over the term of the loans. Other notes consisted of the Shopko B-1 Term Loan. A loan was placed on non-accrual status when the loan had become 60 days past due, or earlier if management determined that full recovery of the contractually specified payments of principal and interest was doubtful. While on non-accrual status, interest income was recognized only when received. In connection with Shopko’s bankruptcy filing in January 2019, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, the Company recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status as of December 31, 2018. The Company recovered the full principal balance owed during the eight months ended August 31, 2019. During the two and eight months ended August 31, 2019, the Company recorded interest income on loans receivable of $0.5 million and $2.5 million, respectively on the B-1 Term Loan.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Impairments

The following table summarizes total impairment (recoveries) recognized on the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Real estate and intangible asset impairment	$12,795	$9,343	$38,655	$15,431
Recoveries of loan losses	(12,500)	—	(33,786)	(16)
Impairment, net of recoveries for loan losses	$295	$9,343	$4,869	$15,415

Note 7. Debt

Master Trust 2014

The Company had access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse, asset-back securities collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 had five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. As of December 31, 2018, the notes had an outstanding principal balance of $1.94 billion, unamortized debt discount of $21.2 million and unamortized deferred financing costs of $14.9 million. During the two and eight months ended August 31, 2019, pre-payments of principal of $3.0 million were made, resulting in a loss on debt extinguishment of $0.1 million due to pre-payment premiums. On September 20, 2019, the Company completed the sale of the entities that comprise Master Trust 2014 to HPT, which included 769 owned and financed properties. Upon closing the Master Trust 2014 Sale, all of the outstanding classes and series of the notes issued under the Master Trust 2014 were repaid in full, and the related pre-payment premium of $82 million was paid by HPT.

CMBS

Academy CMBS

On January 22, 2018, the Company entered into a non-recourse loan agreement, which was collateralized by a single distribution center property located in Katy, Texas leased to Academy Sports + Outdoors.  As a result of the issuance, the Company received approximately $84.0 million in proceeds, which were distributed to Spirit. As of December 31, 2018, the loan had an outstanding principal balance of $83.0 million and unamortized deferred financing costs of $1.1 million. On September 27, 2019, the Company sold the distribution center, and the outstanding CMBS debt and restricted cash associated with the property was assumed by the buyer.

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

On January 16, 2019, the Company's indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. Upon the default, the full balance of principal outstanding under the loans immediately became due and payable and interest began accruing at the default rate of LIBOR plus 12.50% on the $125.0 million portion and LIBOR plus 18.00% on the $40.0 million mezzanine portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owned the four property-owning subsidiaries. As a result of the foreclosure, the Company recognized a loss on debt extinguishment of $21.3 million during the eight months ended August 31, 2019. The components of the loss on debt extinguishment were $161.3 million of net investments and $21.2 million of restricted cash foreclosed, offset by $155.9 million of net debt and $5.3 million of accrued payables relieved.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$16,526	$25,160	$69,969	$75,555
Non-cash interest expense:
Amortization of deferred financing costs	654	855	3,692	2,581
Amortization of debt discount	1,164	1,657	4,593	5,291
Total interest expense	$18,344	$27,672	$78,254	$83,427

Note 8. Shareholders' Equity and Redeemable Preferred Equity

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

The Company did not declare common share dividends during the three months ended September 30, 2019 but had declared $28.5 million in dividends for the nine months ended September 30, 2019. The Company had 43,177,966 common shares outstanding as of September 30, 2019. During the three and nine months ended September 30, 2018, the Company declared $14.2 million in SMTA Common Stock dividends and had 43,000,862 shares of Common Stock outstanding as of September 30, 2018. Subsequent to September 30, 2019, the Company declared a special dividend of $8.00 per share to holders of SMTA common stock for a total of $345.4 million, which was paid on October 23, 2019.

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

The SMTA Preferred Shares pay cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). During the three and nine months ended September 30, 2019, the Company paid $3.8 million and $11.3 million, respectively, in SMTA Preferred Shares dividends. As of September 30, 2019, all 6.0 million shares of 10.0% SMTA Preferred Shares had been repurchased for the full liquidation preference of $150.0 million.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

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

Redemption value of the SubREIT Preferred Shares is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of SubREIT unless a change of control event occurs, as defined in the SubREIT Preferred Shares agreements. Therefore, as redemption may occur outside the control of SubREIT, the SubREIT Preferred Shares are classified as temporary equity. In conjunction with the Spin-Off, the Manager sold the SubREIT Preferred Shares to a third-party. On September 30, 2019, SMTA caused the funding for all the Series B SubREIT Preferred Shares to be redeemed by SMTA at their full liquidation preference of $125 thousand, plus $16 thousand for pre-payment penalties and accrued but unpaid dividends, which was effective on October 1, 2019. Subsequent to September 30, 2019, all Series A SubREIT Preferred Shares were redeemed by SMTA at their full liquidation preference, plus a pre-payment premium and accrued but unpaid dividends, which is reflected as redemption of preferred shares in the accompanying consolidated statement of net assets.

During the three and nine months ended September 30, 2019, the Company paid $16 thousand and $474 thousand, respectively, in SubREIT Preferred Shares dividends and pre-payment penalties. There were 5,000 shares of the Series A SubREIT Preferred Shares outstanding as of September 30, 2019.

Share Repurchase Program

In December 2018, the Company's Board of Trustees approved a share repurchase program, which authorized repurchases of up to $50.0 million of the Company's common shares. These repurchases can be made in the open market or through private transactions. The amount and timing of repurchases is dependent on the Board of Trustees' assessment of the capital needs of the Company. No repurchases have been made under the program as of September 30, 2019.

Dividends Declared

During the nine months ended September 30, 2019, the Company's Board of Trustees declared the following dividends for SMTA Preferred Shares and SMTA common shares, and SubREIT's Board of Directors declared the following dividends for SubREIT Preferred Shares:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Shares
SMTA Preferred Shares	March 5, 2019	$0.625	March 15, 2019	$3,750	March 29, 2019
SubREIT Series A Preferred Shares	February 28, 2019	$45.000	March 15, 2019	$225	March 29, 2019
SMTA Preferred Shares	May 1, 2019	$0.625	June 14, 2019	$3,750	June 28, 2019
SubREIT Series A Preferred Shares	May 23, 2019	$45.000	June 14, 2019	$225	June 28, 2019
SubREIT Series B Preferred Shares	May 29, 2019	$64.000	June 14, 2019	$8	June 28, 2019
SMTA Preferred Shares	July 1, 2019	$0.625	September 13, 2019	$3,750	September 20, 2019
SubREIT Series B Preferred Shares	September 30, 2019	$30.330	September 30, 2019	$4	September 30, 2019
SubREIT Series A Preferred Shares	August 1, 2019	$45.000	September 13, 2019	$225	October 1, 2019
Common Shares
SMTA Common Shares	March 5, 2019	$0.330	March 29, 2019	$14,218	April 15, 2019
SMTA Common Shares	May 1, 2019	$0.330	June 28, 2019	$14,243	July 15, 2019

Note 9. Commitments and Contingencies

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. While SMTA believes the allegations were without merit, on July 29, 2019, SMTA resolved the dispute with the Shopko Lenders and reached a confidential settlement. The Company has recorded the cost of the settlement in Shopko-related expenses in the consolidated statements of operations and comprehensive loss for the two and eight months ended August 31, 2019.

As of September 30, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position.

As of September 30, 2019, the Company had no outstanding commitments to fund improvements or construction on properties the Company currently owns, nor any commitments to acquire new properties.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2019, no accruals have been made.

Note 10. Segments

Prior to the completion of the Master Trust 2014 Sale in September 2019, management viewed the operations of the Company as two separate segments—Master Trust 2014 and Other Properties—and made operating decisions based on these two reportable segments. Subsequent to the adoption of the Plan of Voluntary Liquidation, the Company no longer makes operating decisions or assesses performance in separate segments as all remaining assets and liabilities are held for sale.

Master Trust 2014 was an asset-backed securitization platform, see Note 7, with specific criteria for operating the Collateral Pool, including restrictions on use of Release Account cash, concentration thresholds which could not be exceeded, and a minimum debt service coverage ratio which had to be met. On September 20, 2019, the Company completed the Master Trust 2014 Sale. Accordingly, as of September 30, 2019, all remaining assets and liabilities are related to the Other Properties segment.

For periods prior to the completion of the Master Trust 2014 Sale, segment results are comprised of revenues, property management and servicing fees, property costs, depreciation and amortization, impairments, and interest expense. General and administrative expenses, asset management fees under the Asset Management Agreement, transaction costs, and income taxes are not allocated to individual segments for purposes of assessing segment performance.

The performance of the reportable segments prior to the Master Trust 2014 Sale was not comparable with the Company's consolidated results, nor necessarily comparable with similar information for any other REITs. Additionally, because of the interrelationship of the segments prior to the Master Trust 2014 Sale, the information presented is not indicative of how the segments would perform if they operated as independent entities.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Segment results for the two and eight months ended August 31, 2019 and the three and nine months ended September 30, 2018 are as follows (in thousands):

	Two Months Ended August 31, 2019			Three Months Ended September 30, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$28,783	$2,464	$31,247	$45,317	$14,970	$60,287
Interest income on loans receivable	43	497	540	72	1,059	1,131
Other income	265	529	794	785	208	993
Property Management and Servicing Fees (1)	(1,294)	—	(1,294)	(1,750)	—	(1,750)
Property expenses (including reimbursable)	(1,111)	(315)	(1,426)	(765)	(1,144)	(1,909)
Depreciation and amortization	(10,476)	(206)	(10,682)	(15,782)	(5,187)	(20,969)
Impairments, net of recoveries for loan losses	—	(295)	(295)	(4,113)	(5,230)	(9,343)
Interest expense	(17,598)	(746)	(18,344)	(26,551)	(1,121)	(27,672)
Loss on debt extinguishment	(144)	—	(144)	—	—	—
Gain (loss) on disposition of assets	256	(35)	221	1,386	2,824	4,210
Segment (loss) income	$(1,276)	$1,893	$617	$(1,401)	$6,379	$4,978
Non-allocated expenses			(2,628)			(8,552)
Net loss			$(2,011)			$(3,574)

	Eight Months Ended August 31, 2019			Nine Months Ended September 30, 2018
	Master Trust 2014	Other Properties	Total	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$118,204	$14,608	$132,812	$134,323	$45,216	$179,539
Interest income on loans receivable	179	2,490	2,669	224	1,740	1,964
Other income	949	1,967	2,916	1,623	311	1,934
Property Management and Servicing Fees (1)	(5,070)	—	(5,070)	(5,164)	—	(5,164)
Property expenses (including reimbursable)	(3,541)	(1,346)	(4,887)	(2,998)	(2,575)	(5,573)
Depreciation and amortization	(42,386)	(4,992)	(47,378)	(46,805)	(16,266)	(63,071)
Impairments, net of recoveries for loan losses	(5,959)	1,090	(4,869)	(9,118)	(6,297)	(15,415)
Interest expense	(70,628)	(7,626)	(78,254)	(80,348)	(3,079)	(83,427)
Loss on debt extinguishment	(144)	(21,267)	(21,411)	(363)	—	(363)
Gain (loss) on disposition of assets	1,626	114	1,740	(757)	8,221	7,464
Segment (loss) income	$(6,770)	$(14,962)	$(21,732)	$(9,383)	$27,271	$17,888
Non-allocated expenses			(35,115)			(28,062)
Net loss			$(56,847)			$(10,174)

(1)

Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive loss. Asset Management Fees, the other component of related party fees, are included in non-allocated expenses.

Dispositions by reportable segment are as follows (dollars in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Properties	Gross Proceeds	Properties	Gross Proceeds
Master Trust 2014 (1)	784	$2,416,445	29	$31,796
Other Properties (2)	87	112,805	10	44,022
Total	871	$2,529,250	39	$75,818

(1)	Includes 769 owned and financed properties disposed on September 20, 2019 in the Master Trust 2014 Sale. See Note 7 for further discussion.
(2)	Includes 83 properties disposed during the nine months ended September 30, 2019, which relieved Shopko CMBS debt in lieu of generating cash proceeds. See Note 7 for further discussion.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. 2018 Incentive Award Plan

Restricted Common Shares

During the nine months ended September 30, 2019, the Company granted approximately 164 thousand restricted shares under the 2018 Incentive Award Plan to the principal executive officer of the Company and members of the Board of Trustees. Prior to the shareholder approval of the Master Trust 2014 Sale and Plan of Voluntary Liquidation, the Company had 145 thousand unvested restricted shares outstanding. These outstanding restricted shares vested in connection with the aforementioned shareholder meeting and approval, and there were no outstanding restricted shares as of September 30, 2019. 3.3 million shares are available for award under the Plan.

Market-Based Awards

During the nine months ended September 30, 2019, the Company granted approximately 32 thousand shares under market-based awards to the principal executive officer of the Company. The performance period of these grants runs through December 31, 2021. Awards vest in three annual tranches beginning December 31, 2019 and ending December 31, 2021. Potential common shares that the participant is eligible to receive is based on performance goals related to total shareholder return achieved by the Company during the performance period. During the three months ended September 30, 2019, the market-based awards were accelerated in conjunction with shareholder approval of the Master Trust 2014 Sale and were earned at 200% of the target amount, which resulted in 64 thousand market-based awards issued.

Share-based Compensation Expense

For the eight months ended August 31, 2019, the Company recognized $1.4 million in stock-based compensation expense from restricted share and market-based awards. Of this amount, $0.9 million related to restricted shares awarded to members of the Board of Trustees and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The remaining $0.5 million related to restricted shares and market-based awards granted to the principal executive officer of the Company, an employee of the Manager. This expense is considered a component of the Company’s management fees under the Asset Management Agreement and is included in related party fees in the accompanying consolidated statements of operations and comprehensive loss.

For both the three and nine months ended September 30, 2018, the Company recognized $451.2 thousand in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2019, the Company had no remaining unamortized share-based compensation expense as all restricted share awards and market-based awards had vested and paid out.   As of December 31, 2018, the remaining unamortized share-based compensation expense totaled $0.8 million, all of which is related to restricted share awards. Amortization is recognized on a straight-line basis over the service period of the awards.

Note 12. Loss Per Share

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted loss:
Net loss and total comprehensive loss	$(2,011)	$(3,574)	$(56,847)	$(10,174)
Less: dividends paid to preferred shareholders	(2,653)	(3,975)	(10,611)	(5,300)
Less: dividends declared on unvested restricted shares	—	(49)	(120)	(49)
Net loss attributable to common shareholders used in basic and diluted loss per share	$(4,664)	$(7,598)	$(67,578)	$(15,523)
Basic weighted average common shares outstanding:
Weighted average common shares outstanding	43,159,931	42,974,801	43,112,164	42,892,727
Less: Unvested weighted average restricted shares	(144,704)	(123,791)	(173,387)	(41,717)
Weighted average common shares outstanding used in basic loss per share	43,015,227	42,851,010	42,938,777	42,851,010
Net loss per share attributable to common shareholders	$(0.11)	$(0.18)	$(1.57)	$(0.36)
Dilutive weighted average common shares:
Weighted average common shares outstanding used in diluted loss per share	43,015,227	42,851,010	42,938,777	42,851,010
Net loss per share attributable to common shareholders - diluted	$(0.11)	$(0.18)	$(1.57)	$(0.36)
Total potentially dilutive common shares (1)	108,592	—	107,115	—

(1)

For the two and eight months ended August 31, 2019, potential dilutive shares consisted of unvested restricted shares and market-based awards. For the three and nine months ended September 30, 2018, there were no adjustments to the weighted average number of common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

Note 13. Related Party Transactions

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of the Company that the Company must reimburse in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. In connection with these arrangements, the Company had accrued payable balances of $1.6 million and $0.1 million to Spirit at September 30, 2019 and December 31, 2018, respectively. Additionally, the Company had accrued receivable balances of $0.1 million and $1.8 million from Spirit at September 30, 2019 and December 31, 2018, respectively, in connection with these arrangements.

Asset Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Manager provided various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, the Manager was entitled to a management fee of $20 million per annum, payable monthly in arrears. Under certain circumstances, the Manager was also entitled to a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. On June 2, 2019, concurrently with the execution of the agreement for the Master Trust 2014 Sale, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. Pursuant to the termination agreement, the Company paid the Manager a termination fee of $48.2 million and the Manager waived its right to receive any promoted interest fee as otherwise provided for under the Asset Management Agreement, resulting in a net reversal of $0.8 million in promoted interest expense for the eight months ended August 31, 2019. On June 2, 2019, the Company and the Manager also entered into an Interim Management Agreement, which became effective September 20, 2019, which provides that the Manager is entitled to an

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

annual management fee of $1 million for the initial one-year term thereof and $4 million per annum for any renewal term, in each case plus certain cost reimbursements. The Interim Management Agreement is terminable at any time by the Company and, upon a six month notice period, may be terminated at any time after September 20, 2020 by the Manager, in each case without payment of a termination fee. During the two and eight months ended August 31, 2019, asset management fees of $3.3 million and $13.3 million, respectively, were incurred which are included in related party fees in the consolidated statements of operations and comprehensive loss. Additionally, under the terms of the Asset Management Agreement, the Company recognized related party fees of $0.5 million for stock compensation awarded by SMTA to its principal executive officer for the eight months ended August 31, 2019. Asset management fees of $1.7 million and promote fees of $0.8 million were accrued at December 31, 2018, which are included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

Property Management and Servicing Agreement

The Manager provided property management services and special services for Master Trust 2014 under the terms of the Property Management and Servicing Agreement dated May 20, 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrued daily at 0.75% per annum. Property management fees of $1.0 million and $1.6 million and special servicing fees of $0.3 million and $0.2 million were incurred during the two months ended August 31, 2019 and three months ended September 30, 2018, respectively. Property management fees of $4.0 million and $4.6 million and special servicing fees of $1.1 million and $0.5 million were incurred during the eight months ended August 31, 2019 and nine months ended September 30, 2018, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive loss. As of December 31, 2018, the Company had accrued payable balances of $0.5 million related to these fees. In conjunction with the Master Trust 2014 Sale, the notes were satisfied and discharged on September 20, 2019 and the Property Management and Servicing Agreement was terminated.

Related Party Loans Receivable

Prior to September 20, 2019, the Company had four mortgage loans receivable where wholly-owned subsidiaries of Spirit were the borrower, and the loans were secured by six single-tenant commercial properties. These mortgage loans, which had a weighted average stated interest rate of 1.00%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. These mortgage notes had an outstanding principal of $27.9 million at December 31, 2018, which is included in loans receivable, net on the consolidated balance sheet. The mortgage notes generated $43 thousand and $72 thousand of interest income for the two months ended August 31, 2019 and three months ended September 30, 2018, respectively, and $179 thousand and $223 thousand of interest income for the eight months ended August 31, 2019 and nine months ended September 30, 2018, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive loss. In conjunction with the Master Trust 2014 Sale, the remaining balance of the related party loans payable was repaid to the Company in full.

Related Party Notes Payable

In conjunction with the Series 2017-1 notes issuance completed in December 2017, a subsidiary of Spirit, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.5 million at December 31, 2018, and is included in mortgages and notes payable, net on the consolidated balance sheet. Interest expense on the consolidated statements of operations and comprehensive loss includes $0.3 million for the two months ended August 31, 2019 and $0.4 million for the three months ended September 30, 2018 in relation to these notes. Interest expense on the consolidated statements of operations and comprehensive loss includes $1.1 million for the eight months ended August 31, 2019 and $1.2 million for the nine months September 31, 2018 in relation to these notes. In conjunction with the Master Trust 2014 Sale, the outstanding principal balance of $33.5 million was paid in full, plus an early repayment premium of $0.9 million was paid by HPT to the Manager in relation to these notes.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Related Party Transfers and Acquisitions

The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. These transactions are reflected in the combined statements of cash flows as distribution to parent. For the nine months ended September 30, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million and Spirit contributed ten properties to the Company with an aggregate net book value of $44.9 million and a $35.0 million B-1 Term Loan with Shopko as borrower, all of which are reflected as non-cash activity in the consolidated statement of cash flows. For these transactions, due to all entities being under common control, no gain or loss was recognized by the Company and transferred properties were accounted for by the Company at their historical cost basis to Spirit. There were no related party transfers during the nine months ended September 30, 2019.

Expense Allocations

As described in Note 3, the accompanying consolidated financial statements present the operations of the Company as carved-out from the financial statements of Spirit through the date of the Spin-Off. General and administrative expenses and transaction costs were first specifically identified based on direct usage or benefit. The remaining general and administrative expenses and transaction costs for the period prior to the Spin-Off have been allocated to the Company based on relative property count, which the Company believes to be a reasonable methodology. These allocated expenses are centralized corporate costs borne by Spirit for management and other services, including, but not limited to, executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as transaction costs incurred in connection with the Spin-Off. A summary of the amounts allocated by property count for the period prior to the Spin-Off is provided below (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Allocated corporate expenses:
Cash compensation and benefits	$—	$3,965
Stock compensation	—	2,424
Professional fees	—	1,013
Other corporate expenses	—	1,068
Total corporate expenses	$—	$8,470
Transaction Costs	$—	$3,957

Corporate expenses have been included within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Note 14. Subsequent Events

Common Share Dividend

On October 3, 2019, the Board of Trustees declared a cash liquidating distribution of $8.00 per common share, or $345.4 million, for shareholders of record as of October 14, 2019. The dividend was paid on October 23, 2019.

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
•

our dependence on our external manager, a subsidiary of Spirit Realty Capital, Inc., to conduct our business and achieve our investment objectives, including managing and liquidating our remaining assets;

•	unknown liabilities related to potential claims made by HPT in conjunction with the Master Trust 2014 Sale;
•

general risks affecting the real estate industry and local real estate markets (including, without limitation, market value of our properties, potential illiquidity of our remaining real estate investments, condemnations, and potential damage from natural disasters);

•	the financial performance of SMTA’s remaining tenants;
•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our remaining tenants;
•	volatility and uncertainty in the financial markets, including potential fluctuations in the consumer price index;
•	risks associated with its failure or unwillingness to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; and
•	other additional risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings with the SEC.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K and under “Risk Factors Relating to the Winding-up and Liquidation of SMTA” in our Definitive Proxy Statement on Schedule 14A filed on August 5, 2019. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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

In conjunction with the Spin-Off, we and our Manager, a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which our Manager provided services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services were $20.0 million per annum. Additionally, Spirit Realty, L.P. continued as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. received property management fees which accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrued daily at 0.75% per annum. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement.

The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries for the period subsequent to the Spin-Off on May 31, 2018. The pre-spin financial statements were prepared on a carve-out basis and reflect the combined net assets and operations of the predecessor legal entities which formed the Company at the time of the Spin-Off. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting periods. The historical financial results prior to the Spin-Off include allocated expenses for certain corporate costs which we believe are reasonable. These expenses were based on either actual costs incurred or a proportion of costs estimated to be allocable to SMTA based on the relative property count of the Company to those owned by Spirit as a whole. Such costs do not necessarily reflect what the actual costs would have been if SMTA had been operating as a separate standalone public company. These expenses are discussed further in Note 13 of the accompanying financial statements.

On June 2, 2019, we announced a definitive agreement to sell our interests in Master Trust 2014 to HPT, subject to certain conditions, including shareholder approval. We filed a definitive proxy statement on August 5, 2019 and, on September 4, 2019 at a Special Meeting of Shareholders, shareholders approved the Master Trust 2014 Sale, as well as the Plan of Voluntary Liquidation. As a result, we adopted the liquidation basis of accounting as of September 1, 2019.

On September 20, 2019, we completed the Master Trust 2014 Sale. In conjunction with the sale, the following occurred:

•

we received net cash of $467.1 million for the sale of our interests in Master Trust 2014, including the repayment of the related party loans receivable. Additional estimated costs related to the sale have been accrued in the accompanying consolidated statement of net assets;

•	we terminated the Property Management and Servicing Agreement for Master Trust 2014 in connection with the satisfaction and discharge of the Master Trust 2014 notes;
•	we terminated the Asset Management Agreement and paid a termination fee of $48.2 million to our Manager;
•	we entered into an Interim Management Agreement with our Manager, whereby:
-	we will pay $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, for the Manager to manage and liquidate our remaining assets;
-	such agreement is terminable at any time by us and, upon six months notice, by the Manager after the initial one-year term, in each case without a termination fee;
•	we paid $153.3 million to repurchase our SMTA Preferred Shares, including accrued dividends for the third quarter of 2019 through repurchase date; and
•	we paid $141 thousand to redeem the 125 Series B SubREIT Preferred Shares, including accrued dividends for the third quarter of 2019 through redemption date and a prepayment premium.

In October 2019, we distributed $345.4 million to our common shareholders. Additionally, in October 2019, we paid $8.0 million for the redemption of our Series A SubREIT Preferred Shares, including accrued but unpaid dividends and a prepayment premium. As a result, our remaining net assets are primarily comprised of 11 properties. See “Property Portfolio Information” below for details on these assets. Although our shareholders approved our Plan of Voluntary Liquidation, there is no assurance we will have a liquidity event in the near term. At the Board of Trustees’ discretion, we expect to transfer and assign our remaining assets to a liquidating trust in the first quarter of 2020. Upon such transfer and assignment, our shareholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust. The dissolution process and the amount and timing of distributions to shareholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to shareholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets of the accompanying financial statements.

We expect to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets are transferred into a liquidating trust. Our Board of Trustees shall use commercially reasonable efforts to continue to cause us to maintain our REIT status, although, our Board of Trustees may elect to terminate our status as a REIT if it determines that such termination would be in the best interest of our shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018. On September 1, 2019, we adopted the liquidation basis of accounting in connection with the approval of the Plan of Voluntary Liquidation. See Note 3 to the accompanying financial statements for additional detail.

RESULTS OF OPERATIONS

Going Concern Basis of Accounting

Under going concern accounting, the comparability of financial data from period to period was primarily affected by the sales of real estate assets, as described below by reportable segment.

Master Trust 2014

In the eight months ended August 31, 2019, the Company had no acquisitions and disposed of 15 properties in the Master Trust 2014 segment, with a Real Estate Investment value of $15.1 million. These sales were the primary driver for the decrease of $196 thousand in average monthly loss for the eight months ended August 31, 2019 compared to average monthly loss for the nine months ended September 30, 2018. While average rental income per month decreased by approximately $149 thousand, average gain (loss) on disposition of assets increased by approximately $287 thousand. This was a result of the 15 sales producing net gains of $1.6 million for the eight months ended August 31, 2019, compared to the disposition of 29 properties from the Master Trust 2014 segment producing net losses of $0.8 million for the nine months ended September 30, 2018.

In addition to the changes resulting from the sales, average impairment per month decreased period-over-period by approximately $268 thousand. During the eight months ended August 31, 2019, $6.0 million of impairment was recorded on 11 properties in the Master Trust 2014 segment, compared to $9.1 million of impairment recorded on 20 properties during the nine months ended September 30, 2018. This was partially offset by the following:

•	average property expenses per month increased by approximately $110 thousand;
•	average depreciation and amortization per month increased by approximately $98 thousand; and
•	average Property Management and Servicing Fees increased by approximately $60 thousand.

Other Properties

In the eight months ended August 31, 2019, the Company had no acquisitions and disposed of 85 properties in the Other Properties segment, with a Real Estate Investment Value of $183.5 million, of which 83 properties were Shopko properties. Our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when these entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries, resulting in the disposition of the Shopko properties. These dispositions were the primary driver for the decrease of $4.9 million in average monthly income for the eight months ended August 31, 2019 compared to average monthly income for the nine months ended September 30, 2018:

•	average rental income per month decreased by approximately $3.2 million;
•	average property expenses per month decreased by approximately $118 thousand; and
•	average depreciation and amortization per month decreased by approximately $1.2 million.

Also, the foreclosure resulted in a loss on debt extinguishment of $21.3 million during the eight months ended August 31, 2019, whereas there was no debt extinguished during the nine months ended September 30, 2018.

In addition to the changes resulting from the dispositions, average gain on disposition of assets decreased by approximately $899 thousand. This was a result of the two properties disposed of during the eight months ended August 31, 2019, excluding the Shopko properties, producing net gains of $0.1 million, compared to the disposition of ten properties from the Other Properties segment producing net gains of $8.2 million for the nine months ended September 30, 2018. This was almost fully offset by average impairment decreasing by approximately $836 thousand. This decrease period-over-period was driven by fully recovering the amounts due to us under the Shopko B-1 Term Loan, which had been reserved for in 2018.

Liquidation Basis of Accounting

In light of the adoption of liquidation basis accounting as of September 1, 2019, the results of operations for the current year periods are not comparable to the prior year periods. On September 1, 2019, as a result of adopting the liquidation basis of accounting, we adjusted the assets and liabilities held to their expected net realizable value. Net assets in liquidation represents the estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the timing of anticipated sale dates and estimated cash flows, actual results and sale proceeds may differ materially from amounts estimated in our financial statements.

Net realizable value of investments in real estate

For Master Trust 2014 and two properties from the Other Properties segment (the single-distribution center leased to Academy and a multi-tenant building), the net realizable value was adjusted to the signed sales agreements, which resulted in a net increase of $667.0 million. All three of these sales were completed in September 2019. In conjunction with these sales, the Master Trust 2014 debt was retired and the CMBS debt on the Academy property was assumed by the buyer. There was no adjustment recorded on the remaining 11 properties, which we estimated the net realizable value as of September 30, 2019 to be $25.7 million. The net realizable value of the remaining 11 properties was derived using the sales comparable approach and the income capitalization approach. The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, we used comparable vacant sale properties to derive the net realizable value of the three Children’s Learning Adventure USA, LLC (“CLA”) properties. CLA is currently in bankruptcy and is paying its rental income in accordance with the lease agreement. In the event that CLA successfully emerges from bankruptcy, there is potential for a significant increase in value for these properties.

Net realizable value of other assets and liabilities

The evaluation of the remaining assets for collectability and remaining liabilities for expected settlement amount resulted in a net write-off of $24.1 million. This was driven by a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles. This was partially offset by the accrual of a $5.2 million tax refund receivable which we expect to be able to collect in 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to HPT in conjunction with the Master Trust 2014 Sale. At the end of September, the remaining other assets balance of $6.2 million is primarily attributable to the $5.2 million tax refund receivable and $0.8 million receivable for rental income for the property leased to Academy. The remaining accounts payable and other liabilities balance of $6.0 million is primarily attributable to accrued general and administrative expenses which were incurred in September 2019 and reclassified from estimated expense in excess of estimated income during liquidation to accounts payable and other liabilities as of September 30, 2019 as they are no longer estimated.

Obligation to redeem preferred shares

We accrued the expected additional dividends and pre-payment penalties related to the preferred equity, resulting in a $3.7 million increase in liabilities. In September, the SMTA Preferred Shares were redeemed for their full liquidation value of $150.0 million, plus accrued but unpaid dividends of $3.3 million. Also, on September 30, 2019, SMTA caused the funding for all the Series B SubREIT Preferred Shares to be redeemed by SMTA at their full liquidation preference of $125 thousand, plus $16 thousand for pre-payment penalties and accrued but unpaid dividends, which was effective on October 1, 2019. As such, the remaining liability reflected in the consolidated statement of net assets at September 30, 2019 relates to Series A SubREIT Preferred Shares’ full liquidation value of $5.0 million, plus $3.0 million for pre-payment penalties and accrued but unpaid dividends, all of which was paid in October 2019.

Estimated expense in excess of estimated income during liquidation

As a basis for our assumptions, we currently expect to sell the remaining properties during 2020 and to complete our liquidation by December 31, 2020. The amounts estimated below may vary significantly due to, among other things, the timing of property sales, costs incurred to complete sales, timing and amounts associated with discharging liabilities and costs associated with the winding-up of our operations. Based on the foregoing, we accrued the following:

•

Rental income: $7.6 million was accrued as of September 1, 2019 and $5.2 million collected during September 2019. The majority of the revenue collected relates to the properties sold during September 2019. $0.8 million of rental income for the property leased to Academy, which was sold in September 2019, has been reclassified to other assets in the accompanying consolidated net assets and was collected in October 2019. The September 30, 2019 balance of $1.6 million is comprised of rental income on the five operating properties until their estimated sale in 2020.

•

Property costs: $1.2 million was accrued as of September 1, 2019 and $0.7 million paid during September 2019. The majority of the costs paid relate to the properties sold during September 2019. The September 30, 2019 balance of $0.4 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2020.

•

General and administrative: $27.6 million was accrued as of September 1, 2019 and $9.9 million paid during September 2019. The September 2019 payments primarily relate to legal and consulting fees incurred in conjunction with the Master Trust 2014 Sale. $5.2 million of general and administrative expenses have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid, in September 2019. The September 30, 2019 balance of $12.6 million includes estimates for professional fees for legal, accounting, tax and consulting servies, compensation to the Company’s CEO and members of the Board of Trustees, insurance, taxes and other costs of liquidation.

•

Related party fees: $51.7 million was accrued as of September 1, 2019 and $49.7 million paid during September 2019. The September payments primarily relate to the $48.2 million termination fee for the Asset Management Agreement. The September 30, 2019 balance of $2.0 million is comprised of 15 months of expected management fees under the terms of the Interim Management Agreement.

•

Cost of real estate investment sales: $5.0 million was accrued as of September 1, 2019 and $3.7 million paid during September 2019 for the sales completed. The September 30, 2019 balance of $1.3 million represents the estimated costs of sales for the remaining 11 properties.

Due to the adoption of the Plan of Voluntary Liquidation, we are no longer reporting funds from operations or adjusted funds from operations as we no longer consider these to be key performance measures.

PROPERTY PORTFOLIO INFORMATION

The following schedule details the remaining assets held as of September 30, 2019 (dollars and square feet in thousands):

Tenant (1)	Industry	Asset Type	Square Feet		City	State	Zip Code	Annualized Cash Rent (2)(3)		Remaining Lease Term (Years)

Children's Learning Adventure USA, LLC (4)	Education	Retail	25,190		The Woodlands	TX	77384	$728		17.4
Children's Learning Adventure USA, LLC (4)	Education	Retail	25,737		East Humble	TX	77398	$724		17.4
Children's Learning Adventure USA, LLC (4)	Education	Retail	20,032		Henderson	NV	89052	$684		17.4
Neighbors Health System, Inc.	Medical / Other Office	Retail	8,000		Midland	TX	79707	$423		8.0
Neighbors Health System, Inc.	Medical / Other Office	Retail	6,500		Orange	TX	77630	$200		7.7
7-Eleven, Inc.	Convenience Stores	Retail	1	(5)	Arlington	TX	76011	—	(5)	15.0
Vacant	Vacant	Retail	46,538		Kansas City	KS	66109	—		—
Vacant	Vacant	Retail	28,500		Sacramento	CA	95828	—		—
Vacant	Vacant	Retail	34,395		Denver	CO	80223	—		—
Vacant	Vacant	Retail	8,836		El Paso	TX	79936	—		—
Vacant	Vacant	Retail	6,371		Tyler	TX	75701	—		—
(1)

Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

(2)	Annualized Cash Rent and Annualized Contractual Rent were equal as of September 30, 2019.
(3)	Property cost leakage for the twelve months ended September 30, 2019 for the above assets was $2.2 million.
(4)	Tenant is in bankruptcy, but current on its obligations to the Company.
(5)	Tenant provided a rent-free period during tenant's construction phase of its asset, after which Annualized Cash Rent will be $160 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses and distributions to shareholders. As of September 30, 2019, our cash on hand totaled $371.4 million. In October 2019, we distributed $345.4 million to our common shareholders and paid $8.0 million for the redemption of our Series A SubREIT Preferred Shares, including accrued but unpaid dividends and a prepayment premium. We believe that remaining cash on hand will be sufficient to fund our operating expenses incurred during liquidation and other short-term liquidity requirements.

Long-term Liquidity and Capital Resources

On September 4, 2019, a majority of common shareholders approved both the Master Trust 2014 Sale and the Plan of Voluntary Liquidation. As a result, we expect that our primary uses of capital will be for the payment of operating expenses during liquidation and distributions to our shareholders. We believe that cash on hand and proceeds from the remaining 11 assets will provide sufficient liquidity to meet our obligations over the next 12 months or any shorter period during which we complete our liquidation.

Description of Debt

During the nine months ended September 30, 2019, the Company sold or retired all of its previously held debt. See Note 7 to the accompanying financial statements for further discussion.

Contractual Obligations

The Company had no outstanding purchase obligations or tenant improvement obligations as of September 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 to the consolidated financial statements herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales, to help mitigate the effect of inflation. Because the remaining operating properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated. However, as of September 30, 2019, five of our remaining properties were vacant and we estimate incurring $0.3 million in additional property costs prior to completing our liquidation.

As of September 30, 2019, we had no outstanding debt and, therefore, changes in market interest rates would have no impact on the estimated costs expected to be incurred during the liquidation of the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2019, of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. While we believe the allegations were without merit, on July 29, 2019, we resolved the dispute with the Shopko Lenders and reached a confidential settlement. The expense related to the settlement is included in Shopko-related expenses in the accompanying consolidated statements of operations and comprehensive loss for the eight months ended August 31, 2019.

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

Date: November 13, 2019