Form 10-K
period 2019-12-31
SMTA Liquidating Trust
filed 2020-03-30
CIK 1722992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 001-38414

SMTA LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Maryland	82-6712510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1409
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of exchange on which registered:
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   ☒ No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes   ☒ No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit MTA REIT's common shares, $0.01 par value, held by non-affiliates of the Registrant, was $360.0 million based on the last reported sale price of $8.34 per share on the New York Stock Exchange on June 28, 2019.

As of March 30, 2020, there were 43,177,966 units of beneficial interest in SMTA Liquidating Trust outstanding.

Documents Incorporated by Reference

None.

*SMTA Liquidating Trust is the transferee of the assets and liabilities of Spirit MTA REIT and files reports under the Commission file number for Spirit MTA REIT. Spirit MTA REIT filed a Form 15 on January 1, 2020, indicating its notice of termination of registration.

GLOSSARY

2018 Incentive Award Plan	Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan
Annualized Cash Rent	Annualized Contractual Rent, less any rent reserved for
Annualized Contractual Rent	Contractual Rent multiplied by twelve
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit MTA REIT and its Manager dated May 31, 2018
ASU	Accounting Standards Update
CMBS	Commercial mortgage-backed securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014
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

CPI	Consumer Price Index
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Interim Management Agreement	Interim Management Agreement dated June 2, 2019, by and between SMTA and the Manager for the Manager to provide external management services to the Liquidating Trust
LIBOR	London Interbank Offered Rate
Liquidating Trust	SMTA Liquidating Trust, a Maryland common law trust, to which the remaining assets and liabilities of SMTA were transferred on January 1, 2020 in accordance with the Plan of Liquidation
Liquidity Reserve	Cash held on deposit until there is a cashflow shortfall as defined in the Master Trust 2014 agreements or a liquidation of Master Trust 2014 occurs
Manager	A wholly-owned subsidiary of Spirit
Master Trust 2014

The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time. Indirect special purpose entity subsidiaries of the Company are the borrowers.

Master Trust 2014 Sale	The sale of the entities comprising Master Trust 2014 to SVC completed September 20, 2019
Other Properties	One of two reportable segments consisting of all properties not included in the Master Trust 2014 Collateral Pool
Plan of Liquidation

Plan providing for the winding up and complete liquidation of SMTA, and the dissolution and termination of SMTA or the conversion of SMTA to another liquidating entity, following the closing of the Master Trust 2014 Sale

Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
Release Account	Proceeds from the sale of assets securing Master Trust 2014 held in a restricted account until a qualifying substitution is made or the funds are applied as prepayment of principal
Separation and Distribution Agreement	Separation and Distribution Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT dated May 21, 2018
SEC	Securities and Exchange Commission
Shopko	Shopko Stores Inc. and its affiliates and subsidiaries, including Specialty Retail Shops Holding Corp.
Shopko B-1 Term Loan	The secured loan made to Shopko in the initial principal amount of $35.0 million
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

Spirit	Spirit Realty Capital, Inc.
SVC	Service Properties Trust (f/k/a Hospitality Properties Trust, or HPT)
SubREIT	Spirit MTA SubREIT, Inc., a wholly-owned subsidiary of SMTA
TRS

Taxable REIT Subsidiary, a corporation, other than a REIT, in which a REIT directly or indirectly holds stock or shares, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary

Trust Agreement	Trust Agreement dated January 1, 2020 for the creation and operation of SMTA Liquidating Trust
Trust Units

Non-transferrable units of beneficial interest of the Liquidating Trust distributed to SMTA shareholders on January 1, 2020, with each shareholder receiving one Trust Unit for each common share of SMTA held by the shareholder as of December 31, 2019

U.S.	United States of America
Vacant	Owned properties that are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the "Company," "we," "us" or "our" refer to Spirit MTA REIT and its wholly-owned subsidiaries for periods prior to January 1, 2020 and SMTA Liquidating Trust for periods subsequent to January 1, 2020, as the context requires.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

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
•

our dependence on our external Manager, a subsidiary of Spirit Realty Capital, Inc. to conduct our business and achieve our investment objectives, including managing and liquidating our remaining assets;

•	unknown liabilities related to potential claims made by SVC in conjunction with the Master Trust 2014 sale;
•	the financial performance of our remaining tenants, in particular as a result of the recent global outbreak of novel coronavirus disease (COVID-19);
•	the impact of any financial, accounting, legal or regulatory issues, bankruptcy or litigation that may affect us or our remaining tenants;
•	volatility and uncertainty in the financial markets, including potential fluctuations in the consumer price index; and
•

general risks affecting the real estate industry and local real estate markets (including, without limitation, market value of our properties, potential illiquidity of our remaining real estate investments, condemnations, and potential damage from natural disasters).

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Available Information

The Company's principal executive offices are located at 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. Our telephone number at that location is 972-476-1409. We maintain a website at www.spiritmastertrust.com. Access to copies of our annual report on Form 10-K and the prior annual report on Form 10-K filed by SMTA, quarterly reports on Form 10-Q filed by SMTA, current reports on Form 8-K, proxy statements of SMTA and other materials previously filed with or furnished to the SEC, including amendments to such filings or furnishings, may be obtained free of charge from our website, or through the SEC’s website, www.sec.gov. On January 3, 2020, we filed with the SEC a Form 15 to terminate the registration of SMTA’s Common Shares under the Exchange Act. Going forward, the Trustees will file with the SEC (i) Annual Reports on Form 10-K (including with unaudited financial statements) and (ii) Current Reports on Form 8-K upon the occurrence of material events relating to us. These filings will be available promptly on our website after we file them with, or furnish them to, the SEC.

Item 1.     Business

OVERVIEW

Until January 1, 2020, our predecessor, Spirit MTA REIT (or SMTA), operated as an externally managed REIT that owned and managed a portfolio of single-tenant, operationally essential real estate throughout the United States that was generally leased on a long-term, triple-net basis to tenants operating within retail, office, and industrial property types. SMTA began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital Inc., or Spirit. On May 31, 2018, Spirit completed a spin-off that resulted in SMTA becoming an independent, publicly traded company. In conjunction with the spin-off, SMTA and a wholly-owned subsidiary of Spirit, or the Manager, entered into an Asset Management Agreement under which the Manager provided external management of SMTA for a flat rate.

MASTER TRUST 2014 SALE

On September 20, 2019, SMTA completed the sale of substantially all of its assets by means of a sale to Service Properties Trust (f/k/a Hospitality Properties Trust), or SVC, of the entities that comprised SMTA’s Master Trust 2014, or the Master Trust 2014 Sale, an asset-backed securitization trust which issued non-recourse asset-backed securities collateralized by commercial real estate, net-leases and mortgage loans, as well as three assets owned by Spirit, to SVC, for $2.4 billion in total cash consideration, subject to certain adjustments.

As a result of the Master Trust 2014 Sale and the sale of other owned properties, SMTA owned 11 properties as of December 31, 2019.

DISTRIBUTIONS TO SMTA SHAREHOLDERS

On October 23, 2019, SMTA made a liquidating distribution of $8.00 per share to its shareholders. This distribution was in addition to total dividends of $1.99 per share paid by SMTA to its shareholders earlier in 2019 and a total of $0.33 per share paid to SMTA shareholders in 2018 subsequent to the spin-off.

LIQUIDATION OF SMTA

On July 11, 2019, the board of trustees of SMTA adopted a plan of voluntary dissolution, or the Plan of Liquidation, which was subsequently approved by the shareholders of SMTA on September 4, 2019. The Plan of Liquidation provided for an orderly sale of SMTA’s remaining assets, payment of its liabilities and other obligations, and the winding up of our operations and our dissolution.

In accordance with the Plan of Liquidation, as of 12:01 A.M. Eastern Time on January 1, 2020, or the Effective Time, SMTA entered into a Liquidating Trust Agreement, or the Trust Agreement, for the creation and operation of a newly-created trust called SMTA Liquidating Trust, a Maryland common law trust, or the Liquidating Trust and transferred to the Liquidating Trust our remaining 11 properties and other assets then owned by SMTA (subject to all of SMTA’s liabilities). Pursuant to the Trust Agreement, as of the Effective Time, Steven G. Panagos, Steven H. Shepsman, Richard J. Stockton and Thomas J. Sullivan, the four members of the board of trustees of SMTA, were appointed as the trustees of the Liquidating Trust, or the Liquidating Trustees. Also, as of the Effective Time, all of the units of beneficial interests of the Liquidating Trust, or the Trust Units, were distributed to SMTA’s shareholders, with each shareholder receiving one Trust Unit for each common share of SMTA then held of record by such shareholder.

As of the Effective Time, SMTA was dissolved and terminated and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Accordingly, on January 3, 2020, we filed a Form 15 with the Securities and Exchange Commission, or the SEC, to terminate the registration of the common shares of SMTA under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

The Liquidating Trust’s activities are restricted to winding up the affairs of SMTA as promptly as reasonably possible. Under the terms of the Trust Agreement, we will not acquire any new properties, and are focused on liquidating our remaining assets. The Liquidating Trust will terminate upon the earlier of the distribution of all of the Liquidating Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the effective date of the Liquidating Trust (or January 1, 2023). The existence of the Liquidating Trust may, however, be extended for fixed-term extensions under certain circumstances at the Liquidating Trustees’ reasonable discretion pursuant to the terms of the Trust Agreement. The aggregate of all such extensions may not exceed three years unless the Liquidating Trustees receive a favorable ruling from the Internal Revenue Service that any further extension would not adversely affect its status as a liquidating trust within the meaning of Treasury Regulations Section 301.7701-4(d) for federal income tax purposes. This description of our Trust Agreement is qualified in its entirety by the text of the Trust Agreement, which has been incorporated by reference as an exhibit to this Annual Report.

THE MANAGER

In connection with the closing of the Master Trust 2014 Sale, the Asset Management Agreement between SMTA and the Manager was terminated and replaced by an Interim Management Agreement under which the Manager has agreed to provide external management services for an initial annual term beginning September 20, 2019 for $1 million, plus certain cost reimbursements. The Interim Management Agreement was assigned by SMTA to the Liquidating Trust and remains in effect.

Pursuant to the Interim Management Agreement, the Liquidating Trust is responsible for the cost of its executive officer’s base salary, and with the approval of its trustees, the executive officer’s cash and equity incentive compensation. The Interim Management Agreement may be terminated by the Liquidating Trust at any time upon 30 days’ prior written notice to the Manager, or by the Manager upon 180 days’ prior written notice (provided that such notice may not be given prior to 180 days following September 20, 2019), in each case without payment of a termination fee. On March 18, 2020, the Manager notified the Liquidating Trust that the Manager intends to terminate the Interim Asset Management Agreement, effective as of September 14, 2020. The Liquidating Trustees expect to retain management services in connection with the termination of the Interim Management Agreement and, as such, the termination of the Interim Management Agreement is not expected to materially adversely impact the wind-down of the Liquidating Trust.

Under the terms of the Interim Management Agreement, the Manager has responsibility for our day-to-day affairs, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Liquidating Trustees, manages our remaining properties and renders other services deemed appropriate by the Liquidating Trustees. We do not have any employees. The individuals who perform services under the Interim Management Agreement are employees of the Manager or its affiliates. This description of our Interim Management Agreement is qualified in its entirety by the text of the Interim Management Agreement, which has been included as an exhibit to this Annual Report.

Current Investment Objectives and Policies

In accordance with the Trust Agreement, we are committed to winding up the affairs of the Liquidating Trust as promptly as reasonably possible and we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining assets at the highest possible price in order to maximize the return to our beneficiaries and (ii) the ability of prospective buyers to finance the acquisition of our assets. Until we successfully sell our remaining assets, our primary operating strategy is to enhance the performance and value of the properties through strategies designed to address the needs of current and prospective tenants.

Real Estate Portfolio

As of December 31, 2019, SMTA owned 11 properties, all of which were transferred to the Liquidating Trust. On January 17, 2020, we completed the sale of one vacant property located in Tyler, TX and received $1.9 million in proceeds. On February 21, 2020, we completed the sale of one occupied property located in Orange, TX and received $2.3 million in proceeds. As of the date of this report, we own a total of nine properties, four of which are vacant. Five of the nine properties are located in Texas (one vacant and four occupied). The other four properties are located in Nevada (occupied), Kansas (vacant), California (vacant) and Colorado (vacant).

As of December 31, 2019, approximately 41% of the total gross leasable area of our properties was leased and the estimated liquidation value for these properties was approximately $37.5 million. As of the date of this report, approximately 40% of the total gross leasable area of our properties was leased and the estimated liquidation value for these properties was approximately $33.1 million.

U.S. Federal Income Tax Treatment

The Liquidating Trust is intended to qualify as a “liquidating trust” for U.S. federal income tax purposes that is treated as a “grantor trust” for U.S. federal income tax purposes. Accordingly, each Trust Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Liquidating Trust, and each holder of Trust Units will be treated for U.S. federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Liquidating Trust. Each holder of Trust Units must report its pro rata share of such items on its own U.S. federal income tax return. The Liquidating Trustees will provide to each holder of Trust Units after each year end a detailed itemized statement that reports on a per unit basis the holder’s allocable share of all the various categories of revenue and expense of the Liquidating Trust for the year. Each holder of Trust Units is urged to consult with its own tax advisors regarding the filing requirements and the appropriate tax reporting of this information on its tax returns.

Regulation

General

Our remaining properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals to operate as intended.

Americans With Disabilities Act

Pursuant to the ADA, our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to our properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. We could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.

Environmental Matters

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under certain of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial and can exceed the value of the property and the value of our remaining properties. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations and Plan of Liquidation. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and Plan of Liquidation.

RISKS RELATED TO THE PLAN OF LIQUIDATION

Our expectations about the amount of any liquidating distributions we pay to holders of Trust Units and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect.

In accordance with the Trust Agreement, our objectives are to (i) complete the orderly liquidation of our assets pursuant to the Plan of Liquidation; and (ii) maximize value to holders of Trust Units by selling all of our remaining real estate properties, providing for the payment of contingent liabilities, distributing the net proceeds from liquidation to our holders of Trust Units and winding up our operations and dissolving our company. We do not expect to pay regular distributions during the liquidation process. We expect to pay liquidating distributions to holders of Trust Units from time to time as we sell our remaining properties, pay all of our known liabilities and provide for unknown liabilities.

We can give no assurance regarding the timing of the sale of our remaining properties, the sale prices we will receive for such properties, and the amount or timing of any liquidating distributions. We intend to maintain adequate cash reserves for liquidity and other future capital needs but cannot assure you we will be able to do so.

If we are unable to find buyers for our remaining properties, our liquidating distributions to holders of Trust Units may be delayed or reduced.

As of the date of this report, none of our remaining properties are subject to a binding sales agreement providing for their disposition. However, we may have overestimated the sales price that we will ultimately be able to obtain for these properties. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for these properties in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to holders of Trust Units would be delayed and/or reduced. Furthermore, the projected amounts of liquidating distributions to holders of Trust Units are based upon current appraisals and/or other indicators of value of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, and the perceived quality and dependability of income flows from tenancies.

If any of the parties to a future sale agreement default under such agreement, or if a sale does not otherwise close, our liquidating distributions to holders of Trust Units may be delayed or reduced.

The consummation of any future potential sale transaction will be subject to the satisfaction of applicable closing conditions. If a transaction contemplated by a future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the property. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to holders of Trust Units would be delayed and/or reduced.

Further decreases in property values may reduce the amount that we ultimately receive upon the sale of our properties.

The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	the recent global outbreak of novel coronavirus disease (COVID-19);
•	adverse changes in national, regional or local economic conditions;
•	the financial performance of our remaining tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations and/or less favourable renewals of leases by our tenants;
•	competition from similar properties in the applicable geographic region;
•	changes in real estate tax rates and other operating expenses;
•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;
•	illiquid nature of real estate compared to most other financial assets;
•	changes in laws and regulations, including those governing real estate usage and zoning;
•	changes in interest rates and the availability of financing for potential purchasers; and
•	changes in the general economic and business climate.

Any further reduction in the value of our remaining properties may make it more difficult for us to sell any or all such properties for the amounts that we have targeted. Reductions in the amount that we receive when we sell our interest in the properties could decrease or delay the payment of liquidating distributions to holders of Trust Units.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to holders of Trust Units.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less capital than anticipated, or none at all, remaining available for future distribution to holders of Trust Units. The precise nature, amount and timing of any future distribution to holders of Trust Units will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make any distributions.

We will continue to incur certain expenses associated with complying with public company reporting requirements.

In accordance with the Trust Agreement, we will be required to continue to comply with certain reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. We expect to continue to file annual reports on Form 10-K and current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that the SEC may require. While the financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles, it is not contemplated that the financial statements will be reviewed or audited by independent registered public accountants. We will continue to incur costs associated with the preparation and filing of those reports, including legal and accounting fees, and we will continue to apply resources of the Trust to comply with our SEC reporting obligations. These expenses may be substantial and may reduce any distributions that we make to holders of Trust Units.

The Plan of Liquidation, the Trust Agreement, and the actions and transactions contemplated thereby, may lead to shareholder litigation, which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the Plan of Liquidation, the Trust Agreement, and the actions and transactions contemplated thereby, sometimes lead to federal securities class action lawsuits or state law claims being filed against the company taking such actions. We may become involved in this type of litigation as a result of such extraordinary actions. If such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from winding up the Liquidating Trust’s affairs and selling the remaining properties. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated. However, if applicable, any such damages may be significant and may reduce the amounts available for any distributions to holders of Trust Units.

Holders of Trust Units may recognize taxable income as a result of their ownership of Trust Units.

The Liquidating Trust is intended to qualify as a “liquidating trust” for U.S. federal income tax purposes that is treated as a “grantor trust” for U.S. federal income tax purposes. Accordingly, each Trust Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Liquidating Trust, and each holder of Trust Units will be treated for U.S. federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Liquidating Trust. A holder of Trust Units will be taxed each year on its share of revenues from the Liquidating Trust, net of such holder’s share of expenses of the Liquidating Trust whether or not the holder of Trust Units receives a distribution of cash from the Liquidating Trust that year. The long-term or short-term character of any capital gain or loss recognized in connection with the sale of the Liquidating Trust’s assets will be determined based upon a holding period commencing at the time of the acquisition by each holder of Trust Units.

Because holders of Trust Units are treated as owning their respective shares of the Liquidating Trust’s assets, they are expected to be treated as directly engaging in the operations of the Liquidating Trust. As such, tax-exempt U.S. holders of Trust Units may realize “unrelated business taxable income” with respect to the Liquidating Trust’s operations and non-U.S. holders of Trust Units may be considered to derive income that is effectively connected with a U.S. trade or business. In that event, non-U.S. holders would be subject to U.S. federal income tax (including pursuant to the Foreign Investment in Real Property Tax Act of 1980) and, for corporate non-U.S. holders, branch profits tax. Accordingly, under current law, the liquidating trust is expected to withhold 21% of any distributions made to non-U.S. holders of Trust Units. That amount will be creditable against the non-U.S. holder’s U.S. federal income tax liability. The Liquidating Trust currently holds its real estate properties through entities that are taxable as corporations for U.S. federal income tax purposes, which may mitigate certain of the consequences described in this paragraph. Tax-exempt U.S. holders and non-U.S. holders should consult their own tax advisors regarding the U.S. federal income tax consequences of holding Trust Units.

If the Liquidating Trust fails to qualify as a liquidating trust for U.S. federal income tax purposes, the consequences to the holders of Trust Units will depend on the reason for the failure to qualify, and, under certain circumstances, the Liquidating Trust could be treated as an association taxable as a corporation for U.S. federal income tax purposes, rather than as a trust. If the Liquidating Trust is taxable as a corporation, the Liquidating Trust itself will be subject to U.S. federal income tax at the applicable corporate income tax rate, which is currently 21%. In that case, distributions made by the Liquidating Trust would be reduced by this additional level of tax, and a holder of Trust Units would be subject to tax upon the receipt of distributions that constitute dividends from the Liquidating Trust rather than taking into account its share of the Liquidating Trust’s taxable items on an annual basis.

RISKS RELATED TO OUR BUSINESS AND REMAINING PROPERTIES

Costs of compliance with, or liabilities related to, environmental laws may materially and adversely affect us.

The remaining properties we own or other properties we have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;
•	the timing of the contamination;
•	the cause of the contamination; or
•	the existence of other parties responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. Historically, we obtained Phase I environmental site assessments on all properties that we financed or acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own or that we owned in the past.

Our environmental liabilities may include property damage, personal injury, investigation and clean-up costs. These costs could be substantial. Although we have obtained insurance for environmental liability for certain properties that were deemed to warrant coverage, our current insurance on the remaining properties may be insufficient to address any particular environmental situation and we may be unable to maintain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us.

Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are generally required to name us as additional insureds on their liability policies and additional insured and/or loss payee on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. Further, any business interruption insurance for which our tenants contracted may be subject to limitations or exclusions, including for losses arising from closures or curtailment of operations as a result of an epidemic or pandemic disease.

As of the date of this report, five of our nine properties are located in Texas, representing the highest concentration of our assets. We recognize that the frequency and/or intensity of extreme weather events may continue to increase due to climate change, and as a result, our exposure to these events could increase. These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties in Texas, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property.

Our tenants may fail to successfully operate their businesses, which could adversely affect us.

Our ability to maximize the value in our remaining properties is dependent on the financial stability of our tenants’ financial condition. Adverse economic conditions, including as a result of the recent global outbreak of novel coronavirus disease (COVID-19), high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial condition of our tenants and result in a decline in rent or an increased incidence of default under existing leases of our remaining properties. Such adverse economic conditions may also reduce overall demand for our remaining properties, which could adversely affect our ability to maintain our current tenants or for a potential purchaser to attract new tenants.

At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of our remaining properties or of their business as whole. As a result, a tenant may decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. For example, three of our remaining properties are occupied by Children’s Learning Adventure USA, LLC (“CLA”). CLA is currently in bankruptcy proceedings and, as a result, this may impair our ability to receive rent or other payments from CLA, delay the sale of these properties and/or significantly decrease the value of these properties. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failure to successfully operate their businesses could materially and adversely affect our results of operations and the value of our remaining properties.

We must pay a management fee to the Manager regardless of our performance.

The Manager is entitled to a substantial management fee of $1 million for initial annual term beginning September 20, 2019, regardless of the performance of our remaining portfolio. The Manager’s entitlement to management fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking purchasers for our remaining properties. This in turn could negatively impact our ability to make distributions to the holders of Trust Units.

There is no market for our Trust Units and the Trust Units may not be transferred or assigned except in limited circumstances.

Holders of Trust Units will not be able to transfer or assign their Trust Units other than in limited circumstances, as the Trust Agreement prohibits all transfers of Trust Units, except by will, intestate succession or operation of law, and or by an executor or administrator of the estate of a holder of a Trust Unit under certain circumstances. The Trust Units are not and will not be listed on any exchange, quoted by any securities broker or dealer, or admitted for trading in any market, including the over-the-counter market. Therefore, the Trust Units are illiquid, and holders of Trust Units have limited ability to dispose of them.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Tenant Concept	Industry	Asset Type	Square Feet		City	State	Zip Code	Annualized Cash Rent (Thousands) (1)(2)		Remaining Lease Term (Years)

Children's Learning Adventure (3)	Education	Retail	25,190		The Woodlands	TX	77384	$728		17.1
Children's Learning Adventure (3)	Education	Retail	25,737		East Humble	TX	77398	$724		17.1
Children's Learning Adventure (3)	Education	Retail	20,032		Henderson	NV	89052	$684		17.1
SignatureCare Emergency Center (4)	Medical / Other Office	Retail	8,000		Midland	TX	79707	$432		7.8
Exceptional Emergency Center (4)(5)	Medical / Other Office	Retail	6,500		Orange	TX	77630	$200		7.4
7-Eleven	Convenience Stores	Retail	1	(6)	Arlington	TX	76011	—	(6)	15.0
Vacant	Vacant	Retail	46,538		Kansas City	KS	66109	—		—
Vacant	Vacant	Retail	28,500		Sacramento	CA	95828	—		—
Vacant	Vacant	Retail	34,395		Denver	CO	80223	—		—
Vacant	Vacant	Retail	8,836		El Paso	TX	79936	—		—
Vacant (5)	Vacant	Retail	6,371		Tyler	TX	75701	—		—
(1)	Annualized Cash Rent and Annualized Contractual Rent were equal as of December 31, 2019.
(2)	Property cost leakage for the twelve months ended December 31, 2019 for the above assets was $2.2 million.
(3)	Tenant is in bankruptcy, but current on its obligations to the Company.
(4)	Former Neighbors Health System, Inc. properties were assumed from bankruptcy by new tenants.
(5)	Properties were sold subsequent to December 31, 2019 pursuant to the Plan of Liquidation.
(6)	Tenant provided a rent-free period during tenant’s construction phase of its asset, after which Annualized Cash Rent will be $160 thousand.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION FOR COMMON SHARE, HOLDERS OF RECORD AND DIVIDEND POLICY

There is no market for the Trust Units. The Trust Units are not listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The Trust Units are not transferable except by operation of law, will or intestate succession, all in accordance with the terms and conditions of the Trust Agreement.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

The Trust has no equity compensation plans in place.

Item 6. Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Statement of Net Assets	Liquidation Basis
(In thousands, except per share data)	December 31, 2019

Total assets	$59,899
Liability for estimated expense in excess of estimated income during liquidation	(9,973)
Accounts payable and other liabilities	(5,851)
Net assets in liquidation	44,075
Number of shares of common stock outstanding	43,177,966
Net assets in liquidation value per common share	$1.02

	Going Concern Basis
Operating Data:	Eight Months Ended August 31,	Years Ended December 31,
(In Thousands)	2019	2018	2017	2016	2015

Total revenues	138,397	246,307	231,802	245,303	261,163
Total expenses	175,487	475,416	233,508	222,327	231,721
Total other (loss) income	(19,671)	9,092	20,170	25,127	83,324
(Loss) income before income tax expense	(56,761)	(220,017)	18,464	48,103	112,766
Income tax (expense) benefit	(86)	(221)	(179)	(181)	33
(Loss) income from continuing operations	(56,847)	(220,238)	18,285	47,922	112,799
Income from discontinued operations	—	—	—	—	688
Net (loss) income and total comprehensive (loss) income	(56,847)	(220,238)	18,285	47,922	113,487
Preferred dividends	(10,611)	(9,275)	—	—	—
Net (loss) income attributable to common shareholders	$(67,458)	$(229,513)	$18,285	$47,922	$113,487

Net (loss) income per share attributable to common shareholders
Basic	$(1.57)	$(5.36)	$0.43	$1.12	$2.65
Diluted	$(1.57)	$(5.36)	$0.43	$1.12	$2.65

Weighted average common shares outstanding:
Basic	42,938,777	42,851,010	42,851,010	42,851,010	42,851,010
Diluted	42,938,777	42,851,010	42,851,010	42,851,010	42,851,010

Dividends declared per common share issued	$0.66	$1.66	N/A	N/A	N/A

Balance Sheet Data (end of period):	Going Concern Basis
(Dollars In Thousands)	2018	2017	2016

Gross investments, including related lease intangibles	$2,560,745	$2,870,592	$2,817,732
Net investments	2,036,861	2,212,488	2,226,235
Cash and cash equivalents	161,013	6	1,268
Total assets	2,305,649	2,357,660	2,325,538
Mortgages and notes payable, net	2,138,804	1,926,835	1,339,614
Total liabilities	2,240,109	1,966,742	1,380,681
Total shareholders' and parent company (deficit) equity	(89,585)	390,918	944,857

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report, that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Some of the financial and other information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and amount and timing of dispositions. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include, without limitation, those set forth under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the SEC. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent required by law. For a discussion of important risks related to our business, financial condition and results of operations and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A – Risk Factors” and "Liquidity and Capital Resources.”

OVERVIEW

SMTA was formed for the purpose of receiving, via contribution from Spirit, the legal entities which held (i) Master Trust 2014, (ii) all of Spirit's properties leased to Shopko, (iii) a single distribution center property leased to a sporting goods tenant encumbered with CMBS debt, and (iv) a portfolio of unencumbered properties, as well as newly formed legal entities that held ten additional properties contributed to SMTA with an aggregate net book value of $44.9 million, a $35.0 million Shopko B-1 Term, and a cash contribution of $3.0 million. The activities of the newly formed legal entities are not reflected in the accompanying financial statements balances or results of operations prior to May 31, 2018, but the ten additional properties, the B-1 Term Loan and cash are reflected as contributions as of their respective legal dates of transfer.

On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, the record date. As a result, 42,851,010 shares of SMTA common were issued on May 31, 2018.

In conjunction with the Spin-Off, we and our Manager, a wholly-owned subsidiary of Spirit, entered into an Asset Management Agreement under which our Manager provided various services including, but not limited to: active portfolio management (including underwriting and risk management), financial reporting, and SEC compliance. The fees for these services were $20 million per annum. Additionally, Spirit Realty, L.P. continued as the property manager and special servicer of Master Trust 2014, under which Spirit Realty, L.P. received property management fees which accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrued daily at 0.75% per annum. SMTA and Spirit also entered into a Separation and Distribution Agreement, an Insurance-Sharing Agreement, a Tax Matters Agreement, and a Registration Rights Agreement in connection with the Spin-Off.

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

On June 2, 2019, we announced a definitive agreement to sell our interests in Master Trust 2014 to SVC, subject to certain conditions, including shareholder approval. We filed a definitive proxy statement on August 5, 2019 and on September 4, 2019 at a Special Meeting of Shareholders, shareholders approved the Master Trust 2014 Sale, as well as the Plan of Liquidation. As a result, we adopted the liquidation basis of accounting as of September 1, 2019.

On September 20, 2019, we completed the Master Trust 2014 Sale. In conjunction with the sale, the following occurred:

•

we received net cash of $467.1 million for the sale of our interests in Master Trust 2014, including the repayment of the related party loans receivable and additional estimated costs related to the Master Trust 2014 Sale have been accrued in the accompanying consolidated statement of net assets;

•	we terminated the Property Management and Servicing Agreement for Master Trust 2014 in connection with the satisfaction and discharge of the Master Trust 2014 notes;
•	we terminated the Asset Management Agreement and paid a termination fee of $48.2 million to our Manager;
•	we entered into an Interim Management Agreement with our Manager, whereby:
-

we will pay $1 million during the initial one-year term and $4 million per annum during any renewal period, plus certain cost reimbursements, for the Manager to manage and liquidate our remaining assets;

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

In October 2019, we distributed $345.4 million to SMTA’s shareholders. Additionally, in October 2019, we paid $8.0 million for the redemption of our Series A SubREIT Preferred Shares, including accrued but unpaid dividends and a prepayment premium.

On January 1, 2020, in connection with the Plan of Liquidation, SMTA entered into a Liquidating Trust Agreement and transferred and assigned our remaining properties to the Liquidating Trust. SMTA was dissolved and terminated, and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Accordingly, on January 3, 2020, we filed a Form 15 with the SEC to terminate the registration of the common shares of SMTA under the Securities Exchange Act of 1934, as amended. Subsequent to December 31, 2019, we completed the sale of two properties (one vacant and one occupied). As a result, our remaining net assets at the date of this report are primarily comprised of nine properties. See “Item 2 – Properties” for details on these assets. The dissolution process and the amount and timing of distributions to holders of Trust Units involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to holders of Trust Units, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets of the financial statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Prior to the adoption of the Plan of Liquidation, estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. On September 1, 2019, we adopted the liquidation basis of accounting in connection with the approval of the Plan of Liquidation. Subsequent to the adoption of the plan of liquidation, we are required to estimate all expenses and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets. See Note 3 to the consolidated financial statements for further details.

Basis of Accounting - Liquidation Basis

As a result of the approval of the Plan of Liquidation by SMTA’s shareholders, we adopted the liquidation basis of accounting as of September 1, 2019 and for the periods subsequent to September 1, 2019 in accordance with GAAP. Accordingly, on September 1, 2019 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect. Estimated costs to dispose of assets have been presented separately from the real estate assets, net in the consolidated statement of net assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts. The liquidation value of our net assets is presented on an undiscounted basis.

We accrue expenses and income that we expect to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated expense in excess of estimated income during liquidation on the consolidated statement of net assets. Actual expenses and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material.

Net assets in liquidation represents the estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Purchase Accounting and Acquisition of Real Estate; Lease Intangibles

We use a number of sources to estimate fair value of real estate acquisitions, including building age, building location, building condition, rent comparables from similar properties, and terms of in-place leases, if any. Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above or below-market leases. In-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. We then allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Above and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.

Impairment

We review our real estate investments and related lease intangibles periodically for indicators of impairment, including the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, we then evaluate if its carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.

Impairment is then calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, as the amount by which the carrying value exceeds fair value less costs to sell. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

Impairment and Allowance for Loan Losses

We periodically evaluate the collectability of our loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.

A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received.

REIT Status

SMTA elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018. We believe SMTA was organized and operated in a manner that allowed it to qualify as a REIT until January 1, 2020 when SMTA was dissolved. To maintain its REIT status, SMTA was required to annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of share ownership. Provided that SMTA qualified for taxation as a REIT, it was generally not subject to corporate level federal income tax on the earnings distributed to its shareholders that it derived from its REIT qualifying activities. SMTA was still subject to state and local income and franchise taxes and to federal income and excise tax on its undistributed income. If SMTA were to fail to qualify as a REIT in any taxable year, and it was unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal income tax at the regular corporate rates.

RESULTS OF OPERATIONS

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

Net realizable value of investments in real estate

For Master Trust 2014 and two properties from the Other Properties segment (the single-distribution center leased to Academy and a multi-tenant building), the net realizable value was adjusted to the signed sales agreements, which resulted in a net increase of $667.0 million. All three of these sales were completed in September 2019. In conjunction with these sales, the Master Trust 2014 debt was retired and the CMBS debt on the Academy property was assumed by the buyer. In the four months ended December 31, 2019, there was an $11.7 million increase to the estimated net realizable value of the remaining 11 properties, resulting in a total net realizable value of $37.5 million at December 31, 2019. For two of the remaining properties, which sold subsequent to December 31, 2019, the executed sales agreements were used in determining the net realizable value. For the nine remaining properties, the net realizable value was derived using broker opinions of value. The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, the impact of potential risks, or public perception of risks, related to the recent global outbreak of a novel coronavirus (COVID-19) could have a material impact on the liquidation value of remaining properties and timing of liquidation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, including timing and amount of future sales proceeds, will depend on future developments, which are highly uncertain and cannot be predicted.

Net realizable value of other assets and liabilities

The evaluation of the remaining assets for collectability and remaining liabilities for expected settlement amount resulted in a net write-off of $24.1 million. This was driven by a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles. This was partially offset by the accrual of a $5.2 million tax refund receivable which we expect to be able to collect in 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to SVC in conjunction with the Master Trust 2014 Sale. At December 31, 2019, the remaining other assets balance of $5.3 million is primarily attributable to the $5.2 million tax refund receivable. The remaining accounts payable and other liabilities balance of $5.9 million is primarily attributable to accrued general and administrative expenses which were incurred in 2019 and reclassified from estimated expense in excess of estimated income during liquidation to accounts payable and other liabilities as of December 31, 2019 as they are no longer estimated.

Estimated expense in excess of estimated income during liquidation

As a basis for our assumptions, we currently expect to sell the remaining properties during 2020 and to complete our liquidation by December 31, 2020, although there can be no assurance that we will meet the expected timing. The amounts estimated below may vary significantly due to, among other things, the timing of property sales, costs incurred to complete sales, timing and amounts associated with discharging liabilities and costs associated with the winding-up of our operations. Based on the foregoing, we accrued the following:

•

Rental income: $7.6 million was accrued as of September 1, 2019 and $7.1 million was collected during the four months ended December 31, 2019, including $0.8 million of rental income for the property leased to Academy. In the fourth quarter of 2019, a remeasurement adjustment increased estimated future rental income by $0.5 million, including rental income for the 7-Eleven property, to reflect revised expectations for the timing of sales in 2020. The December 31, 2019 balance of $1.0 million is comprised of rental income on the six operating properties until their estimated sale in 2020.

•

Property costs: $1.2 million was accrued as of September 1, 2019 and $0.9 million paid during the four months ended December 31, 2019. An additional $0.1 million was reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid. In the fourth quarter of 2019, a remeasurement adjustment increased estimated future property costs by $1.1 million to reflect revised expectations for the timing of sales in 2020. The December 31, 2019 balance of $1.3 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2020.

•

General and administrative: $27.6 million was accrued as of September 1, 2019 and $10.7 million paid during the four months ended December 31, 2019. The payments primarily relate to legal and consulting fees incurred in conjunction with the Master Trust 2014 Sale. $9.0 million of general and administrative expenses have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid, as of December 31, 2019. In the fourth quarter of 2019, a remeasurement adjustment decreased estimated general and administrative expenses by $1.7 million to reflect lower actual costs on the Master Trust 2014 Sale than estimated and the reduction in audit fees as a result of transferring to a liquidating trust. The December 31, 2019 balance of $6.2 million includes estimates for professional fees for legal, accounting, tax and consulting services, compensation to the Company’s CEO and members of the board of trustees, insurance, taxes and other costs of liquidation.

•

Related party fees: $51.7 million was accrued as of September 1, 2019 and $49.9 million paid during the four months ended December 31, 2019. The payments primarily relate to the $48.2 million termination fee for the Asset Management Agreement. In the fourth quarter of 2019, a remeasurement adjustment of $0.8 million decreased estimated related party fees to reflect revised expectations regarding the fees expected to be incurred subsequent to the termination of the Interim Management Agreement. The December 31, 2019 balance of $0.9 million is comprised of 12 months of expected management fees.

•

Cost of real estate investment sales: $5.0 million was accrued as of September 1, 2019 and $3.7 million paid during September 2019 for the sales completed. In the fourth quarter of 2019, a remeasurement adjustment of $1.3 million increased estimated costs of real estate investments sales to reflect revised estimates of selling costs on the remaining assets. The December 31, 2019 balance of $2.6 million represents the estimated costs of sales for the remaining 11 properties.

Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations or adjusted funds from operations as we no longer consider these to be key performance measures.

Changes in Liquidity

In the four months ended December 31, 2019, our primary source of cash flow was net proceeds of approximately $467.1 million from the sale of our interests in Master Trust 2014, including the repayment of the related party loans receivable, and $7.1 million of cash rent collected. This was offset by:

•	payment of cash liquidating distribution of $345.4 million, or $8.00 per common share,
•	payment of $153.3 million to repurchase our SMTA Preferred Shares, including accrued dividends,
•	payment of $48.2 million to terminate the Asset Management Agreement in conjunction with the Master Trust 2014 sale,
•	repayment of $33.5 million in principal amounts due to the Manager under related party notes, and
•	payment of $15.3 million in costs related to operating remaining properties during liquidation and real estate sales completed in September 2019.

Going Concern Basis of Accounting

Under going concern accounting, the comparability of financial data from period to period was primarily affected by the sales of real estate assets, as described below by reportable segment.

Master Trust 2014

In the eight months ended August 31, 2019, the Company had no acquisitions and disposed of 15 properties in the Master Trust 2014 segment, with a Real Estate Investment value of $15.1 million. These sales were the primary driver for the decrease of $0.6 million in average monthly loss for the eight months ended August 31, 2019 compared to the average monthly loss for the year-ended December 31, 2018. While average rental income per month decreased by approximately $0.3 million, average gain on disposition of assets per month increased by approximately $0.1 million. This was a result of the 15 sales producing net gains of $1.6 million for the eight months ended August 31, 2019, compared to the disposition of 35 properties from the Master Trust 2014 segment producing net gains of $1.3 million for the year ended December 31, 2018.

In addition to the changes resulting from the sales, average impairment per month decreased period over period by approximately $0.9 million. During the eight months ended August 31, 2019, $6.0 million of impairment was recorded on 11 properties in the Master Trust 2014 segment, compared to $19.8 million of impairment recorded during the year ended December 31, 2018. This was partially offset by average property expenses per month increasing by approximately $0.1 million.

Other Properties

In the eight months ended August 31, 2019, the Company had no acquisitions and disposed of 85 properties in the Other Properties segment, with a Real Estate Investment Value of $183.5 million, of which 83 properties were Shopko properties. Our indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan agreements defaulted on the loans when these entities ceased to make payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owns the four property-owning subsidiaries, resulting in the disposition of the Shopko properties. The Shopko activity was the primary driver for the decrease of $12.1 million in average monthly loss for the eight months ended August 31, 2019 compared to the average monthly loss for the twelve months ended December 31, 2018:

•	average rental income per month decreased by approximately $3.2 million;
•	average property expenses per month decreased by approximately $0.6 million;
•	average depreciation and amortization per month decreased by approximately $1.2 million;
•

average impairments, net of recoveries for loan losses per month decreased by approximately $16.9 million, primarily as a result of $202.3 million of impairment charges and allowance for loan losses related to the Shopko bankruptcy filing during the twelve months ended December 31, 2018; and

•

average loss on debt extinguishment per month increased by approximately $2.7 million, primarily as a result of a loss on debt extinguishment of $21.3 million on the foreclosure during the eight months ended August 31, 2019.

In addition to the changes resulting from the Shopko activity, gain on disposition of assets per month decreased by approximately $0.7 million. This was the result of two properties disposed of during the eight months ended August 31, 2019, excluding the Shopko properties, producing net gains of $0.1 million, compared to the disposition of twelve properties from the Other Properties segment producing net gains of $8.1 million for the year ended December 31, 2018.

Cash Flows

As of August 31, 2019, we had $159.4 million in cash, cash equivalents and restricted cash as compared to $205.1 million as of December 31, 2018.

The decrease in cash was primarily attributable to payment of $85.7 million in common share dividends, repayments of mortgages and notes payable of $27.0 million, restricted cash surrendered in loan foreclosure of $21.2 million, payments of preferred dividends totaling $8.0 million, and $5.9 million of capitalized real estate expenditures. These cash outflows were partially offset by approximately $33.2 million of cash inflows from operating activities, collections of principal on loans receivable totaling $36.4 million, and $32.7 million in net proceeds from the disposition of 100 properties.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses and distributions to the holders of Trust Units. As of December 31, 2019, our cash on hand totalled $17.2 million. We believe that remaining cash on hand will be sufficient to fund our operating expenses incurred during liquidation and other short-term liquidity requirements.

Long-term Liquidity and Capital Resources

On September 4, 2019, SMTA shareholders approved both the Master Trust 2014 Sale and the Plan of Liquidation. As a result, we expect that our primary uses of capital will be for the payment of operating expenses during liquidation and distributions to the holders of Trust Units. We believe that cash on hand and proceeds from the remaining assets will provide sufficient liquidity to meet our obligations over the next 12 months or any shorter period during which we complete our liquidation.

Description of Debt

During the year ended December 31, 2019, the Company sold or retired all of its previously held debt. See Note 7 to the accompanying financial statements for further discussion.

Contractual Obligations

The Company had no outstanding purchase obligations or tenant improvement obligations as of December 31, 2019.

Liquidating Distributions

The actual amount and timing of, and record dates for, future liquidating distributions on our Trust Units will be determined by our trustees and will depend upon the timing and proceeds of the sales of our assets and the amounts deemed necessary by our trustees to pay or provide for our liabilities and obligations. Any such liquidating distributions on the Trust Units will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales, to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated. However, as of December 31, 2019, five of our remaining properties were vacant, and we estimate incurring $1.3 million in additional property costs prior to completing our liquidation.

As of December 31, 2019, we had no outstanding debt and, therefore, changes in market interest rates would have no impact on the estimated costs expected to be incurred during the liquidation of the Company although changes in interest rates could have an impact on our property liquidations as a result of such interest rate changes having an impact on the ability of potential purchasers to obtain financing.

The estimated liquidation values of our remaining properties were based on assumptions and market conditions at December 31, 2019. The subsequent global outbreak of the novel coronavirus (COVID-19) could have a material impact on our business, including without limitation, the financial condition of existing tenants, the liquidation value of remaining properties, the timing of liquidation and the ability of potential purchasers to obtain financing. In accordance with the accounting rules for liquidation accounting, the values as of December 31, 2019 have not been adjusted for the subsequent outbreak of this pandemic. By way of example, for each 10% decrease in estimated liquidation value of properties that were not sold subsequent to December 31, 2019 due to the pandemic, the resulting liquidating distribution would be reduced by approximately $0.08 per Trust Unit, compared to assumptions as of December 31, 2019. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and plan of liquidation will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Accordingly, we cannot predict the extent to which our liquidation of assets and ultimate distributions will be affected.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplemental Data
Consolidated Statement of Net Assets (Liquidation Basis) of Spirit MTA REIT as of December 31, 2019	25
Consolidated Balance Sheet (Going Concern Basis) of Spirit MTA REIT as of December 31, 2018	26
Consolidated Statement of Changes in Net Assets (Liquidation Basis) of Spirit MTA REIT for the Period from September 1, 2019 through December 31, 2019	27
Consolidated Statements of Operations and Comprehensive Income (Loss) (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019 and for the Years Ended December 31, 2018 and 2017	28
Consolidated Statements of Changes in (Deficit) Equity (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019 and for the Years Ended December 31, 2018 and 2017	29
Consolidated Statements of Cash Flows (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019 and for the Years Ended December 31, 2018 and 2017	30
Notes to Consolidated Financial Statements	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT MTA REIT

Consolidated Statement of Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

December 31, 2019
Assets
Real estate assets, net	$37,450
Cash and cash equivalents	17,183
Other assets	5,266
Total assets	$59,899
Liabilities
Liability for estimated expense in excess of estimated income during liquidation	$9,973
Accounts payable and other liabilities	5,851
Total liabilities	15,824
Commitments and contingencies (see Note 9)
Net assets in liquidation	$44,075

See accompanying notes.

SPIRIT MTA REIT

Consolidated Balance Sheet

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$870,549
Buildings and improvements	1,526,933
Total real estate investments	2,397,482
Less: accumulated depreciation	(459,615)
1,937,867
Loans receivable, net	30,093
Intangible lease assets, net	79,314
Real estate assets held for sale, net	7,263
Net investments	2,054,537
Cash and cash equivalents	161,013
Deferred costs and other assets, net	83,087
Goodwill	7,012
Total assets	$2,305,649
Liabilities and shareholders' deficit
Liabilities:
Mortgages and notes payable, net	$2,138,804
Intangible lease liabilities, net	17,676
Accounts payable, accrued expenses and other liabilities	83,629
Total liabilities	2,240,109
Commitments and contingencies (see Note 6)
Redeemable preferred equity:
SMTA Preferred Shares, $0.01 par value, $25 per share liquidation preference, 20,000,000 shares authorized: 6,000,000 shares issued and outstanding at December 31, 2018	150,000
SubREIT Preferred Shares, $0.01 par value, $1,000 per share liquidation preference, 50,000,000 shares authorized: 5,125 shares issued and outstanding at December 31, 2018	5,125
Total redeemable preferred equity	155,125
Shareholders' deficit:
Common shares, $0.01 par value, 750,000,000 shares authorized; 43,000,862 shares issued and outstanding at December 31, 2018	430
Capital in excess of common share par value	201,056
Accumulated deficit	(291,071)
Total shareholders' deficit	(89,585)
Total liabilities and shareholders' deficit	$2,305,649

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statement of Changes in Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

Period from September 1, 2019 through December 31, 2019
Net assets in liquidation, beginning of period	$377,226
Change in liquidation value of investments in real estate	$11,719
Remeasurement of assets and liabilities	$554
Net increase in liquidation value	$12,273
Liquidating distributions to common shareholders	(345,424)
Net assets in liquidation, end of period	$44,075

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$132,812	$240,410	$226,586
Interest income on loans receivable	2,669	3,080	768
Other income	2,916	2,817	4,448
Total revenues	138,397	246,307	231,802
Expenses:
General and administrative	5,703	13,425	20,491
Related party fees	18,057	19,533	5,500
Transaction costs	6,223	8,676	4,354
Shopko-related expenses	10,116	—	—
Property costs (including reimbursable)	4,887	12,758	12,496
Interest	78,254	114,997	76,733
Depreciation and amortization	47,378	84,678	80,386
Impairment, net of recoveries for loan losses	4,869	221,349	33,548
Total expenses	175,487	475,416	233,508
Other (loss) income:
Loss on debt extinguishment	(21,411)	(366)	(2,223)
Gain on disposition of real estate assets	1,740	9,458	22,393
Total other (loss) income	(19,671)	9,092	20,170
(Loss) income before income tax expense	(56,761)	(220,017)	18,464
Income tax expense	(86)	(221)	(179)
Net (loss) income and total comprehensive (loss) income	(56,847)	(220,238)	18,285
Preferred dividends	(10,611)	(9,275)	—
Net (loss) income attributable to common shareholders	$(67,458)	$(229,513)	$18,285
Net (loss) income per share attributable to common shareholders:
Basic	$(1.57)	$(5.36)	$0.43
Diluted	$(1.57)	$(5.36)	$0.43
Weighted average common shares outstanding:
Basic	42,938,777	42,851,010	42,851,010
Diluted	42,938,777	42,851,010	42,851,010

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Changes in (Deficit) Equity

(In Thousands, Except Share Data)

(Going Concern Basis)

(Unaudited)

	Redeemable Preferred Equity					Shareholders' (Deficit) Equity and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders' and Parent Company (Deficit) Equity
Balances, December 31, 2016	—	$—	—	$—	$—	—	$—	$—	$—	$944,857	$944,857
Net income	—	—	—	—	—	—	—	—	—	18,285	18,285
Contributions from parent company	—	—	—	—	—	—	—	—	—	405,695	405,695
Distributions to parent company	—	—	—	—	—	—	—	—	—	(977,919)	(977,919)
Balances, December 31, 2017	—	$—	—	$—	$—	—	$—	$—	$—	$390,918	$390,918
Net loss	—	—	—	—	—	—	—	—	(210,415)	(9,823)	(220,238)
Contributions from parent company	—	—	—	—	—	—	—	—		174,515	174,515
Distributions to parent company	—	—	—	—	—	—	—	—	—	(199,902)	(199,902)
Issuance of common shares, net	—	—	—	—	—	42,851,010	429	200,279	—	(200,708)	—
Issuance of preferred shares, net	6,000,000	150,000	5,125	5,125	155,125	—	—	(124)	—	(155,000)	(155,124)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(9,275)	—	(9,275)
Dividends declared on common stock	—	—	—	—	—	—	—	—	(71,381)	—	(71,381)
Stock-based compensation, net	—	—	—	—	—	149,852	1	901	—	—	902
Balances, December 31, 2018	6,000,000	$150,000	5,125	$5,125	$155,125	43,000,862	$430	$201,056	$(291,071)	$—	$(89,585)
Net loss	—	—	—	—	—	—	—	—	(56,847)	—	(56,847)
Issuance of preferred shares, net	—	—	—	—	—	—	—	(25)	—	—	(25)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(28,461)	—	(28,461)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(10,611)	—	(10,611)
Share-based compensation, net	—	—	—	—	—	163,693	2	1,403	(18)	—	1,387
Tax withholdings related to net stock settlements	—	—	—	—	—	(4,624)	—	—	(36)	—	(36)
Balances, August 31, 2019	$6,000,000	$150,000	$5,125	$5,125	$155,125	43,159,931	$432	$202,434	$(387,044)	$—	$(184,178)

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands)

(Going Concern Basis)

(Unaudited)

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(56,847)	$(220,238)	$18,285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,378	84,678	80,386
Impairment, net of recoveries for loan losses	4,869	221,349	33,548
Amortization of deferred financing costs	3,692	4,653	1,480
Amortization of debt discounts	4,593	6,970	4,589
Share-based compensation expense	1,405	3,326	6,131
Loss on debt extinguishment, net	21,411	366	2,223
Gain on disposition of real estate assets	(1,740)	(9,458)	(22,393)
Non-cash revenue	(2,482)	(2,978)	(5,204)
Non-cash promote fee expense	—	833	—
Bad debt expense and other	950	784	3,002
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,495	(3,142)	5,264
Accounts payable, accrued expenses and other liabilities	7,473	9,535	3,589
Net cash provided by operating activities	33,197	96,678	130,900
Investing activities
Acquisitions of real estate	—	(112,554)	(26,004)
Capitalized real estate expenditures	(5,891)	(3,120)	(1,369)
Collections of principal on loans receivable	36,399	5,065	8,811
Proceeds from dispositions of real estate and other assets	32,660	76,857	146,633
Net cash provided by (used in) investing activities	63,168	(33,752)	128,071
Financing activities
Borrowings under mortgages and notes payable	—	257,716	618,117
Repayments under mortgages and notes payable	(27,025)	(42,244)	(61,110)
Restricted cash surrendered in loan foreclosure	(21,227)	—	—
Debt extinguishment costs	(144)	(363)	(1,604)
Deferred financing costs	—	(9,605)	(11,214)
Repurchase of common shares for tax withholdings related to net shares settlements	(36)	—	—
Proceeds from issuance of preferred shares, net of offering costs	(25)	1	—
Dividends paid on common shares	(85,652)	(14,190)	—
Dividends paid on preferred shares	(7,958)	(9,275)	—
Contributions from parent company	—	91,662	194,860
Distributions to parent company	—	(198,038)	(944,199)
Net cash (used in) provided by financing activities	(142,067)	75,664	(205,150)
Net (decrease in) increase in cash, cash equivalents and restricted cash	(45,702)	138,590	53,821
Cash, cash equivalents and restricted cash, beginning of period	205,100	66,510	12,689
Cash, cash equivalents and restricted cash, end of period	$159,398	$205,100	$66,510

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands)

(Going Concern Basis)

(Unaudited)

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment contribution from parent	$—	$80,429	$204,704
Investment distribution to parent	—	1,864	33,720
Financing provided in connection with the disposition of assets	—	2,888	—
Issuance of common shares	—	200,708	—
Preferred equity issuance	—	155,000	—
Relief of debt through sale or foreclosure of real estate properties	160,785	6,579	—
Net real estate and other assets surrendered to lender	159,735	—	—
Accrued capitalized costs	3,364	311	—
Distributions declared and unpaid	2,653	57,191	—

Supplemental Cash Flow Disclosures:
Interest paid	$66,495	$101,367	$69,408
Taxes paid	$139	$337	$269

See accompanying notes.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Organization and Operations

Spirit MTA REIT ("SMTA" or the "Company") operated as an externally managed REIT formed in Maryland. The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. ("Spirit"). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company's establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and a wholly-owned subsidiary of Spirit (the "Manager") entered into an Asset Management Agreement under which the Manager provided external management of SMTA. Costs associated with the Spin-Off incurred in the year ended December 31, 2018 and 2017 totaled $8.7 million and $4.4 million, respectively, and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income (loss).

On January 16, 2019, in connection with the Shopko bankruptcy filing, the Company announced that its board of trustees elected to accelerate its strategic plan and on June 2, 2019 announced a definitive agreement to sell its interests in Master Trust 2014 to SVC. Costs associated with the execution of strategic alternatives (excluding the SVC transaction closing costs) in the eight months ended August 31, 2019 totaled $6.2 million, and are reflected as transaction costs on the accompanying consolidated statements of operations and comprehensive income (loss). On September 4, 2019, at a special meeting of SMTA shareholders, SMTA’s shareholders approved the Master Trust 2014 Sale, as well as the Plan of Liquidation. As a result, the Company adopted the liquidation basis of accounting using a convenience date of September 1, 2019, as the difference in dates is not material to presentation of the financial results.

On September 20, 2019, the Company completed the Master Trust 2014 Sale and, as a result, the Asset Management Agreement was terminated, and the Interim Management Agreement went into effect. The Company will receive management services from its Manager under the Interim Management Agreement in connection with its wind down pursuant to the Plan of Liquidation. As of December 31, 2019, the Company had a portfolio of 11 unencumbered properties.

In accordance with the Plan of Liquidation, on January 1, 2020, SMTA entered into a Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of a newly-created trust called SMTA Liquidating Trust (the “Liquidating Trust”), a Maryland common law trust, and transferred to the Liquidating Trust the remaining 11 properties and other assets then owned by SMTA (subject to all of SMTA’s liabilities). Also, all of the units of beneficial interests of the Liquidating Trust, or the Trust Units, were distributed to SMTA’s shareholders, with each shareholder receiving one Trust Unit for each common share of SMTA then held of record by such shareholder. SMTA was dissolved and terminated and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding.

The Liquidating Trust’s activities are restricted to winding up the affairs of SMTA as promptly as reasonably possible. Under the terms of the Trust Agreement, the Company will not acquire any new properties, and is focused on liquidating its remaining assets. As of the date of the report, the Company has sold two properties, the property located in Orange, TX leased to Exceptional Emergency Center and a vacant property located in Tyler, TX, for a total of $4.2 million. As of the date of the report, the Company owns a total of nine properties, four of which are vacant.

Note 2. Plan of Liquidation

The Plan of Voluntary Liquidation provides for an orderly sale of the Company's remaining assets, payment of the Company's liabilities and other obligations, and the winding up of operations and dissolution of the Company following the Master Trust 2014 Sale, which occurred on September 20, 2019. The Plan of Voluntary Liquidation enables the Company to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the board of trustees. On January 1, 2020, the Company transferred and assigned its remaining assets to the Liquidating Trust. The Liquidating Trust expects to pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its remaining assets to the holders of interests in the Liquidating Trust.

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

The Company expects to qualify as a REIT from its initial election at the time of the Spin-Off through the transfer of its remaining assets to the Liquidating Trust.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Summary of Significant Accounting Policies

As a result of the approval of the Plan of Liquidation in September 2019, the Company’s financial position and results of operations for the year ended December 31, 2019 will be presented using two different presentations. The Company adopted the liquidation basis of accounting as of September 1, 2019 and for the period subsequent to September 1, 2019. As a result, a consolidated statement of net assets is presented, which represents the estimated amount of net cash that the Company reasonably expects to collect as it carries out its Plan of Liquidation. In addition, a consolidated statement of changes in net assets reflects changes in net assets from the original estimated values as of September 1, 2019 through the most recent period presented, as further described below.

All financial results and disclosures up through August 31, 2019, prior to adopting the liquidation basis of accounting, will be presented based on a going concern basis, which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2018, and the statements of operations and the statements of cash flows for the eight months ended August 31, 2019 and the comparative years ended December 31, 2018 and 2017 used the going concern basis presentation consistent with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as further described below.

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

Through May 31, 2018, the pre-spin consolidated financial statements include expense allocations related to certain Spirit corporate general and administrative functions. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on property count. All the expense allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were incurred. Management considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented prior to May 31, 2018. At time of the Spin-Off, SMTA entered into an Asset Management Agreement with Spirit to provide these corporate functions, and such agreement was terminated in June 2019 and replaced with an Interim Asset Management Agreement with an initial term through September 2020.

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 7). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2018, net assets totaling $2.18 billion were held and net liabilities totaling $2.18 billion were owed by these encumbered special purpose entities included in the accompanying consolidated balance sheets. As of December 31, 2019, there were no encumbered special purpose entities.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Accounting - Liquidation Basis

As a result of the approval of the Plan of Liquidation by SMTA’s shareholders, the Company adopted the liquidation basis of accounting as of September 1, 2019 and for the periods subsequent to September 1, 2019 in accordance with GAAP. Accordingly, on September 1, 2019 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company reasonably expects to collect. Estimated costs to dispose of assets have been presented separately from the real estate assets, net in the consolidated statement of net assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts. The liquidation value of the Company’s net assets is presented on an undiscounted basis.

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

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$17,183	$161,013	$6
Restricted cash:
Release Account (1)	—	16,141	61,001
Liquidity Reserve (2)	—	5,599	5,503
Lender controlled accounts (3)	—	22,347	—
Total cash, cash equivalents and restricted cash	$17,183	$205,100	$66,510

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Spirit recorded goodwill as a result of its merger with Cole Credit Property II, Inc. (“Cole”) on July 17, 2013. Goodwill was allocated to the Company based on the fair value of the Cole assets attributable to the Company relative to the total fair value of Cole assets acquired by Spirit through its merger. Goodwill then was initially allocated to each reporting unit of the Company based upon the relative fair value of each reporting unit, resulting in $7.0 million allocated to Master Trust 2014 and $6.5 million allocated to Other Properties. The goodwill related to the Other Properties segment was fully impaired in 2018. The goodwill allocated to the Master Trust 2014 segment was relieved in conjunction with the Master Trust 2014 Sale in September 2019.

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

For the period subsequent to the Spin-Off, the Company elected to be taxed as a REIT under the Code beginning with its initial tax year ended December 31, 2018 through the transfer of its remaining assets to the Liquidating Trust on January 1, 2020. As a REIT, the Company generally was not subject to federal income tax provided it continued to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its shareholders, and the ownership of Company shares. Management believes the Company qualified as a REIT beginning with its initial tax year ended December 31, 2018 through the transfer of its remaining assets to the Liquidating Trust on January 1, 2020 and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualified for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss). Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and estimated future taxes are included in

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

liability for estimated expense in excess of estimated income during liquidation in the accompanying consolidated statement of net assets.

Earnings Per Share – Going Concern Basis

The Company’s unvested restricted common shares, which contain non-forfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share. Under the two class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income (loss) attributable to common shareholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the 2018 Incentive Award Plan and the related restricted share awards, losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

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

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt expense was $0.9 million for the eight months ended August 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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

Note 4. Liability for Estimated Expense in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all income and expenses associated with implementing and completing the Plan of Liquidation. As a basis for our assumptions, although there can be no assurance that we will meet such timing, we currently expect to sell the remaining properties during 2020 and to complete our liquidation by December 31, 2020, although, with the impact that the recent pandemic has had on asset values, tenant liquidity and capital markets, there can be no assurance that we will be able to do so. The Company currently estimates that it will have expenses in excess of income during the liquidation. These amounts can vary significantly due to, among other things, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These amounts are estimated and are anticipated to be paid out and collected over the liquidation period.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Upon transition to the liquidation basis of accounting on September 1, 2019, the Company accrued the following income and expenses expected to be incurred during liquidation, had the following cash payments (receipts) in the four months ended December 31, 2019 and has reclassified income earned, not yet received, to other assets and expenses incurred, not yet paid, to accounts payable and other liabilities in the accompanying consolidated statement of net assets (in thousands):

	September 1, 2019	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Reclassification for Expenses Incurred and Income Earned	December 31, 2019
Assets:
Rental income (1)	$7,594	$(6,253)	$487	$(790)	$1,038
Liabilities:
Property costs (2)	(1,159)	922	(1,100)	64	$(1,273)
General and administrative (3)	(27,620)	10,678	1,699	9,044	$(6,199)
Related party fees (4)	(51,693)	49,857	836	83	$(917)
Cost of real estate investment sales (5)	(4,981)	3,694	(1,335)	—	$(2,622)
Total liability for estimated expense in excess of estimated income during liquidation	$(77,859)	$58,898	$587	$8,401	$(9,973)

(1)

The majority of the revenue accrued at September 1, 2019 and collected in the four months ended December 31, 2019 relates to the properties sold during September 2019. In the fourth quarter of 2019, the rental income estimate was remeasured to reflect increased rental income expected to be collected as a result of changes in the timing of sales of the remaining assets. The December 31, 2019 balance of $1.0 million is comprised of estimated rental income on the six operating properties until their estimated sale in 2020.

(2)

The majority of the costs accrued at September 1, 2019 and paid in the four months ended December 31, 2019 relate to the properties sold during September 2019. In the fourth quarter of 2019, the property costs estimate was remeasured to reflect increased property costs expected to be paid as a result of changes in the timing of sales of the remaining assets. The December 31, 2019 balance of $1.3 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2020.

(3)

The payments in the four months ended December 31, 2019 primarily relate to legal and consulting fees incurred in conjunction with the Master Trust 2014 Sale. $9.0 million of general and administrative expenses have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid, as of December 31, 2019. In the fourth quarter of 2019, the general and administrative expense estimate was remeasured to reflect decreased costs expected to be paid as a result of lower actual costs on the Master Trust 2014 sale and the reduction in audit fees as a result of transferring to the Liquidating Trust. The December 31, 2019 balance of $6.2 million includes estimates for professional fees, compensation to the Company’s CEO and members of the board of trustees, insurance, taxes and other costs of liquidation.

(4)

The payments in the four months ended December 31, 2019 include the $48.2 million termination fee for the Asset Management Agreement, as well as 20 days of management fees under the Asset Management Agreement and 3 months of management fees under the Interim Management Agreement. In the fourth quarter of 2019, the related party fees estimate was remeasured to reflect decreased costs expected to be paid as a result of revised expectations for the fees expected to be incurred subsequent to the termination of the Interim Management Agreement. The December 31, 2019 balance of $0.9 million is comprised of 12 months of expected management fees.

(5)

$3.7 million paid in the four months ended December 31, 2019 relates to the three sales completed in September 2019. In the fourth quarter of 2019, the cost of sales estimate was remeasured to reflect increased costs expected to be paid on the sales of the remaining assets. The December 31, 2019 balance of $2.6 million represents the estimated costs of sales for the remaining 11 properties.

Note 5. Net Assets in Liquidation

Adoption of Liquidation Basis

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

The net realizable value of investments in real estate for the Master Trust 2014 Sale, the sale of the property leased to Academy and one other property were adjusted to the signed sales agreements, which resulted in a net increase of $667.0 million. All three of these sales were completed in September 2019. In conjunction with these sales, the Master Trust 2014 debt was retired and the CMBS debt on the Academy property was assumed by the buyer. The net realizable value of the remaining 11 properties as of September 1, 2019 was derived using the sales comparable approach and the income capitalization approach, resulting in no change in value. Eight of the 11 properties were valued utilizing the sales comparable approach, specifically vacant sales comparables, using price per square foot ranging from $26.86 to $141.47. The remaining three assets were valued utilizing the direct income capitalization rate approach, using capitalization rates ranging from 5.75% to 8.41%.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

The adjustment of assets and liabilities to net realizable value was primarily comprised of a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles, which were partially offset by the accrual of $5.2 million tax refund receivable which is expected to be collected in 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to SVC in conjunction with the Master Trust 2014 Sale.

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

Changes in Net Assets

During the period from September 1, 2019 through December 31, 2019, $345.4 million, or $8.00 per share, of the net assets were distributed to common shareholders. Real estate assets were remeasured, resulting in an $11.7 million increase to the estimated net realizable value of the remaining 11 properties. For two of the remaining properties, the properties sold subsequent to December 31, 2019, the executed sales agreement was used for remeasurement in determining the net realizable value. For the remaining nine properties, the net realizable value was derived using broker opinions of value, with prices per square foot ranging from $27.93 to $587.50. The estimated liquidation values of our remaining properties are based on market conditions and assumptions as of December 31, 2019. The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, the impact of potential risks, or public perception of risks, related to the recent global outbreak of a novel coronavirus (COVID-19) could have a material impact on the liquidation value of remaining properties and timing of liquidation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, including timing and amount of future sales proceeds, will depend on future developments, which are highly uncertain and cannot be predicted.

Also, during the period from September 1, 2019 through December 31, 2019, other assets and liabilities were remeasured, resulting in a $0.6 million increase. There was a $0.6 million increase in net assets related to the liability for estimated expense in excess of estimated income during liquidation, see Note 4. There was also a $0.5 million increase related to interest earned on cash and cash equivalents. These increases were partially offset by a $0.5 million increase in accounts payable, accrued expenses and other liabilities as a result of increased property taxes on the remaining properties held and an increase in liabilities incurred in connection with the Master Trust 2014 sale.

The remaining undistributed net assets in liquidation of $44.1 million as of December 31, 2019 would result in liquidating distributions of approximately $1.02 per Trust Unit. This estimate of liquidating distributions includes projections of timing and amounts of future sales, as well as costs and expenses to be incurred during the period required to complete the Plan of Liquidation as described in Note 4. It should be noted that the sales estimates, which are as of December 31, 2019, were made prior to the outbreak in the U.S. of the novel coronavirus and do not reflect the potential impact that the outbreak may have on the ultimate liquidation. By way of example, for each 10% decrease in estimated liquidation value of properties not sold subsequent to December 31, 2019 as a result of fluctuations in real estate values due to adverse market conditions, the resulting liquidating distribution would be reduced by $0.08 per Trust Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing and amount of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Note 6. Investments

Real Estate Investments

As of December 31, 2019, the Company’s net investment in real estate totaled approximately $37.5 million, representing investments in 11 owned properties.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Owned Properties

During the twelve months ended December 31, 2019, the Company had the following owned real estate activity (dollars in thousands):

For the eight months ended August 31, 2019	Total Properties	Dollar Amount of Investments
(prior to liquidation basis)
Gross balance, December 31, 2018	876	$2,531,248
Acquisitions/improvements	—	5,891
Dispositions of real estate (1)(2)	(100)	(199,560)
Impairments	—	(38,655)
Write-off of intangibles	—	(48,112)
Gross balance, August 31, 2019	776	$2,250,812
Accumulated depreciation		(455,995)
Accumulated amortization		(58,413)
Other non-real estate assets held for sale		43
Net balance, August 31, 2019		$1,736,447

For the four months ended December 31, 2019
(post liquidation basis)
Net balance, August 31, 2019	776	$1,736,447
Net Adjustments to Realizable Value	—	678,725
Net Dispositions	(765)	(2,377,722)
Net balance, December 31, 2019	11	$37,450

(1)	For the eight months ended August 31, 2019, the net gains on the disposal of total properties was $1.7 million.
(2)	Includes 83 properties with a real estate investment of $167.6 million that were transferred to the lender under the Shopko CMBS Loan Agreement.

As of December 31, 2019, all remaining assets are considered held for sale under liquidation basis of accounting.

Operating Leases

As of August 31, 2019, December 31, 2018, and December 31, 2017, the Company held 771, 851, and 901 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Base cash rent	$127,663	$232,534	$216,765
Variable cash rent (including reimbursables)	3,590	4,763	4,609
Straight-line rent, net of bad debt expense (1)	1,546	3,447	5,771
Amortization of lease intangibles (2)	13	(334)	(559)
Total rental income	$132,812	$240,410	$226,586

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 3 for additional detail.
(2)

Excludes amortization of in-place leases of $5.8 million, $10.9 million, and $10.5 million for the eight months ended August 31, 2019 and years ended December 31, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Loans Receivable

During the twelve months ended December 31, 2019, the Company had the following loan activity (dollars in thousands):

For the eight months ended August 31, 2019	Mortgage Loans		Other Notes
(prior to liquidation basis)	Properties	Investment	Investment	Total Investment
Principal, December 31, 2018	8	$30,778	$34,416	$65,194
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	—	—	(34,416)	(34,416)
Write-off of principal balance	(2)	(2,888)	—	(2,888)
Principal, August 31, 2019	6	$27,890	$—	$27,890

For the four months ended December 31, 2019
(post liquidation basis)
Principal, August 31, 2019	6	$27,890	$—	$27,890
Principal payments and payoffs	(6)	(27,890)	—	(27,890)
Principal, December 31, 2019	—	$—	$—	$—

The mortgage loans were secured by single-tenant commercial properties and generally had fixed interest rates over the term of the loans. Other notes consisted of the Shopko B-1 Term Loan. A loan was placed on non-accrual status when the loan had become 60 days past due, or earlier if management determined that full recovery of the contractually specified payments of principal and interest was doubtful. While on non-accrual status, interest income was recognized only when received. In connection with Shopko’s bankruptcy filing in January 2019, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, the Company recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status as of December 31, 2018. The Company recovered the full principal balance owed during the eight months ended August 31, 2019. During the eight months ended August 31, 2019, the Company recorded interest income on loans receivable of $2.5 million on the B-1 Term Loan.

Impairments

The following table summarizes total impairment (recoveries) recognized on the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Real estate and intangible asset impairment	$38,655	$179,726	$33,159
(Recoveries) provision for loan losses	(33,786)	35,085	389
Goodwill impairment and other	—	6,538	—
Impairment, net of recoveries for loan losses	$4,869	$221,349	$33,548

Note 7. Debt

Master Trust 2014

The Company had access to an asset-backed securitization platform, Master Trust 2014, to raise capital through the issuance of non-recourse, asset-back securities collateralized by commercial real estate, net-leases and mortgage loans. Master Trust 2014 had five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. In December 2017, the existing issuers under Master Trust 2014, completed the issuance of $674.4 million aggregate principal amount of Series 2017-1 net-lease mortgage notes comprised of $542.4 million of 4.36%, Class A, amortizing notes and $132.0 million of 6.35%, Class B, interest only notes. In conjunction with the issuance, the Company pre-paid the Series 2014-1 Class A1 notes, resulting in a loss on debt extinguishment of approximately $2.2 million primarily related to the pre-payment premium. On November 1, 2018, SMTA closed on variable funding notes within Master Trust 2014 with up to $50.0 million in borrowing capacity. During the year ended December 31, 2018, the Company extinguished $6.3 million of Master Trust 2014 debt as a result of unscheduled principal pre-payments, resulting in approximately $0.4 million in losses on debt extinguishment attributable to the pre-payment premiums paid. As of December 31, 2018, the notes had an outstanding principal balance of $1.94 billion, unamortized debt discount of $21.2 million and unamortized deferred financing costs of $14.9 million. During the eight months ended August 31, 2019, pre-payments of principal of $3.0 million

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

were made, resulting in a loss on debt extinguishment of $0.1 million due to pre-payment premiums. On September 20, 2019, the Company completed the sale of the entities that comprise Master Trust 2014 to SVC, which included 769 owned and financed properties. Upon closing the Master Trust 2014 Sale, all of the outstanding classes and series of the notes issued under the Master Trust 2014 were repaid in full, and the related pre-payment premium of $82 million was paid by SVC.

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

Shopko CMBS

On November 1, 2018, SMTA, through four indirectly wholly-owned, property-owning subsidiaries, entered into a $165.0 million non-recourse mortgage loan agreement and, on November 27, 2018, $40.0 million of the loan was carved out into a separate mezzanine loan agreement. These Shopko CMBS Loan Agreements were secured by the equity of the entity that owned the four property-owning subsidiaries, which collectively held 85 assets (83 owned properties and two seller-financed notes on properties) that were leased to Shopko. As of December 31, 2018, the loans had an outstanding principal balance of $157.4 million, unamortized deferred financing costs of $5.9 million and a remaining maturity of 0.9 years.

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

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Interest expense	$69,969	$103,374	$70,664
Non-cash interest expense:
Amortization of deferred financing costs	3,692	4,653	1,480
Amortization of debt discount	4,593	6,970	4,589
Total interest expense	$78,254	$114,997	$76,733

Note 8. Shareholders' Equity and Redeemable Preferred Equity

The Company's declaration of trust authorized it to issue 750,000,000 common shares of beneficial interest, $0.01 par value per share, and 20,000,000 preferred shares of beneficial interest, $0.01 par value per share. The board of trustees had the power, without shareholder approval, to increase or decrease the number of common shares the Company is authorized to issue. The Company became a Liquidating Trust on January 1, 2020 and the Company’s declaration of trust was no longer in effect.

Common Shares

SMTA was originally capitalized on November 17, 2017 with the issuance of 10,000 common shares of beneficial interest ($0.01 par value per share) for a total of $10,000.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one SMTA common share for every ten shares of Spirit common stock held by each of Spirit's stockholders as of May 18, 2018, which was the record date. As a result, 42,851,010 SMTA common shares were issued on May 31, 2018.

On January 1, 2020, all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Also on January 1, 2020 each shareholder received one Trust Unit for each common share of SMTA then held of record by such shareholder. See Note 1 for further discussion.

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

The SMTA Preferred Shares pay cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis).   In September 2019, all 6.0 million shares of 10.0% SMTA Preferred Shares were repurchased for the full liquidation preference of $150.0 million.

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

Redemption value of the SubREIT Preferred Shares is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of SubREIT unless a change of control event occurs, as defined in the SubREIT Preferred Shares agreements. Therefore, as redemption may occur outside the control of SubREIT, the SubREIT Preferred Shares are classified as temporary equity. In conjunction with the Spin-Off, the Manager sold the SubREIT Preferred Shares to a third-party. On September 30, 2019, SMTA caused the funding for all the Series B SubREIT Preferred Shares to be redeemed by SMTA at their full liquidation preference of $125 thousand, plus $16 thousand for pre-payment penalties and accrued but unpaid dividends, which was effective on October 1, 2019. In October 2019, all Series A SubREIT Preferred Shares were redeemed by SMTA at their full liquidation preference, plus a pre-payment premium and accrued but unpaid dividends.

Share Repurchase Program

In December 2018, the Company's board of trustees approved a share repurchase program, which authorized repurchases of up to $50.0 million of the Company's common shares. No repurchases were made under the program.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Dividends Declared

During the years ended December 31, 2019 and 2018, the Company's board of trustees declared the following dividends for SMTA Preferred Shares and SMTA common shares, and SubREIT's Board of Directors declared the following dividends for SubREIT Preferred Shares:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in Thousands)	Payment Date
2019
Preferred Shares
SMTA Preferred Shares	March 5, 2019	$0.625	March 15, 2019	$3,750	March 29, 2019
SubREIT Series A Preferred Shares	February 28, 2019	$45.000	March 15, 2019	$225	March 29, 2019
SMTA Preferred Shares	May 1, 2019	$0.625	June 14, 2019	$3,750	June 28, 2019
SubREIT Series A Preferred Shares	May 23, 2019	$45.000	June 14, 2019	$225	June 28, 2019
SubREIT Series B Preferred Shares	May 29, 2019	$64.000	June 14, 2019	$8	June 28, 2019
SMTA Preferred Shares	July 1, 2019	$0.625	September 13, 2019	$3,750	September 20, 2019
SubREIT Series B Preferred Shares	September 30, 2019	$30.330	September 30, 2019	$4	September 30, 2019
SubREIT Series A Preferred Shares	August 1, 2019	$45.000	September 13, 2019	$225	October 1, 2019
Common Shares
SMTA Common Shares	March 5, 2019	$0.330	March 29, 2019	$14,218	April 15, 2019
SMTA Common Shares	May 1, 2019	$0.330	June 28, 2019	$14,243	July 15, 2019
SMTA Common Shares	October 3, 2019	$8.000	October 14, 2019	$345,424	October 23, 2019
2018
Preferred Shares
SMTA Preferred Shares (1)	June 19, 2018	$0.208	June 19, 2018	$1,250	June 29, 2018
SubREIT Series A Preferred Shares (1)	June 14, 2018	$15.000	June 19, 2018	$75	June 29, 2018
SMTA Preferred Shares	August 9, 2018	$0.625	September 14, 2018	$3,750	September 28, 2018
SubREIT Series A Preferred Shares	August 9, 2018	$45.000	September 14, 2018	$225	September 28, 2018
SMTA Preferred Shares	December 5, 2018	$0.625	December 17, 2018	$3,750	December 31, 2018
SubREIT Series A Preferred Shares	December 4, 2018	$45.000	December 17, 2018	$225	December 31, 2018
Common Shares
SMTA Common Shares	August 9, 2018	$0.330	September 28, 2018	$14,190	October 15, 2018
SMTA Common Shares (2)	December 5, 2018	$1.330	December 31, 2018	$57,191	January 15, 2019

(1)	Dividend was prorated for the period from June 1, 2018 to June 30, 2018.
(2)	Dividend includes quarterly dividend of $0.33 per share and special dividend of $1.00 per share.

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

On March 4, 2019, SMTA received a demand notice from the Shopko Lenders seeking repayment of the loans under the Shopko CMBS Loan Agreements pursuant to SMTA’s guaranty of the loans in which the Shopko Lenders allege, among other things, fraud and intentional misrepresentations by the borrowers. While SMTA believes the allegations were without merit, on July 29, 2019, SMTA resolved the dispute with the Shopko Lenders and reached a confidential settlement. The Company has recorded the cost of the settlement in Shopko-related expenses in the consolidated statements of operations and comprehensive income (loss) for the eight months ended August 31, 2019.

The Company was a lessee under five long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of December 31, 2018. Total rental expense included in property costs (including reimbursable) amounted to $0.3 million, $1.1 million and $1.1 million for the eight months ended August 31, 2019 and years ended December 31, 2018 and 2017, respectively. Certain of the ground lease rental expenses were reimbursed by unrelated third parties, and the corresponding rental revenue was recorded in rentals on the accompanying consolidated statements of operations and comprehensive income (loss). Four of these ground leases were included in the foreclosure of the Shopko entities and the remaining obligation transferred. The remaining ground lease obligation was included in the Master Trust 2014 Collateral Pool and sold on September 20, 2019.

As of December 31, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position.

As of December 31, 2019, the Company had no outstanding commitments to fund improvements or construction on properties the Company currently owns, nor any commitments to acquire new properties.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2019, no accruals have been made.

Note 10. Segments

Prior to the completion of the Master Trust 2014 Sale in September 2019, management viewed the operations of the Company as two separate segments—Master Trust 2014 and Other Properties—and made operating decisions based on these two reportable segments. Subsequent to the adoption of the Plan of Liquidation, the Company no longer makes operating decisions or assesses performance in separate segments as all remaining assets and liabilities are held for sale.

Master Trust 2014 was an asset-backed securitization platform, see Note 7, with specific criteria for operating the Collateral Pool, including restrictions on use of Release Account cash, concentration thresholds which could not be exceeded, and a minimum debt service coverage ratio which had to be met. On September 20, 2019, the Company completed the Master Trust 2014 Sale. Accordingly, as of December 31, 2019, all remaining assets and liabilities are related to the Other Properties segment.

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

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Segment results for the eight months ended August 31, 2019 and the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Eight Months Ended August 31, 2019
	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$118,204	$14,608	$132,812
Interest income on loans receivable	179	2,490	2,669
Other income	949	1,967	2,916
Property Management and Servicing Fees (1)	(5,070)	—	(5,070)
Property expenses (including reimbursable)	(3,541)	(1,346)	(4,887)
Depreciation and amortization	(42,386)	(4,992)	(47,378)
Impairments, net of recoveries for loan losses	(5,959)	1,090	(4,869)
Interest expense	(70,628)	(7,626)	(78,254)
Loss on debt extinguishment	(144)	(21,267)	(21,411)
Gain on disposition of assets	1,626	114	1,740
Segment loss	$(6,770)	$(14,962)	$(21,732)
Non-allocated expenses			(35,029)
Loss before income tax expense			$(56,761)

	Year Ended December 31, 2018
	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$180,317	$60,093	$240,410
Interest income on loans receivable	294	2,786	3,080
Other income	1,908	909	2,817
Property Management and Servicing Fees (1)	(7,033)	—	(7,033)
Property expenses (including reimbursable)	(3,869)	(8,889)	(12,758)
Depreciation and amortization	(62,942)	(21,736)	(84,678)
Impairments, net of recoveries for loan losses	(19,838)	(201,511)	(221,349)
Interest expense	(106,915)	(8,082)	(114,997)
Loss on debt extinguishment	(363)	(3)	(366)
Gain on disposition of assets	1,314	8,144	9,458
Segment loss	$(17,127)	$(168,289)	$(185,416)
Non-allocated expenses			(34,601)
Loss before income tax expense			$(220,017)

	Year Ended December 31, 2017
	Master Trust 2014	Other Properties	Total
Segment Results:
Rental income	$164,683	$61,903	$226,586
Interest income on loans receivable	748	20	768
Other income	4,186	262	4,448
Property Management and Servicing Fees (1)	(5,500)	—	(5,500)
Property expenses (including reimbursable)	(9,528)	(2,968)	(12,496)
Depreciation and amortization	(57,819)	(22,567)	(80,386)
Impairments, net of recoveries for loan losses	(20,928)	(12,620)	(33,548)
Interest expense	(76,733)	—	(76,733)
(Loss) gain on debt extinguishment	(2,224)	1	(2,223)
Gain on disposition of assets	7,422	14,971	22,393
Segment income	$4,307	$39,002	$43,309
Non-allocated expenses			(24,845)
Income before income tax expense			$18,464

(1)

Property Management and Servicing Fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Asset Management Fees, the other component of related party fees, are included in non-allocated expenses.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Dispositions by reportable segment are as follows (dollars in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Properties	Gross Proceeds	Properties (3)	Gross Proceeds (3)
Master Trust 2014 (1)	784	$2,416,445	35	$38,911
Other Properties (2)	87	112,805	12	52,074
Total	871	$2,529,250	47	$90,985

(1)	Includes 769 owned and financed properties disposed on September 20, 2019 in the Master Trust 2014 Sale. See Note 7 for further discussion.
(2)	Includes 83 properties disposed during the year ended December 31, 2019, which relieved Shopko CMBS debt in lieu of generating cash proceeds. See Note 7 for further discussion.
(3)	Excludes three properties transferred to Spirit prior to the Spin-Off, see Note 13.

Note 11. 2018 Incentive Award Plan

Restricted Common Shares

During the year ended December 31, 2019, the Company granted approximately 164 thousand restricted shares under the 2018 Incentive Award Plan to the principal executive officer of the Company and members of the board of trustees. Prior to the shareholder approval of the Master Trust 2014 Sale and Plan of Liquidation, the Company had 145 thousand unvested restricted shares outstanding. These outstanding restricted shares vested in connection with the aforementioned shareholder meeting and approval, and there were no outstanding restricted shares as of December 31, 2019.

The following table summarizes restricted share activity under the 2018 Incentive Award Plan:

	2019		2018
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	149,852	$11.04	—	$—
Shares granted	163,693	7.33	149,852	11.04
Shares vested	(313,545)	9.10	—	—
Shares forfeited	—	—	—	—
Outstanding non-vested shares, end of year	—	$—	149,852	11.04

(1)   Based on grant date fair values.

Market-Based Awards

During the year ended December 31, 2019, the Company granted approximately 32 thousand shares under market-based awards to the principal executive officer of the Company. The performance period of these grants runs through December 31, 2021. Awards vest in three annual tranches beginning December 31, 2019 and ending December 31, 2021. Potential common shares that the participant is eligible to receive is based on performance goals related to total shareholder return achieved by the Company during the performance period. During the year ended December 31, 2019, the market-based awards were accelerated in conjunction with shareholder approval of the Master Trust 2014 Sale and were earned at 200% of the target amount, which resulted in 64 thousand market-based awards issued. During the year ended December 31, 2018, there were no shares granted under market-based awards. The Company had no outstanding market-based awards as of December 31, 2019 and 2018.

Share-based Compensation Expense

For the eight months ended August 31, 2019, the Company recognized $1.4 million in stock-based compensation expense from restricted share and market-based awards. Of this amount, $0.9 million related to restricted shares awarded to members of the board of trustees and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The remaining $0.5 million related to restricted shares and market-based awards granted to the principal executive officer of the Company, an employee of the Manager. This expense is considered a component of the Company’s management fees under the Asset Management Agreement and is included in related party fees in the accompanying consolidated statements of operations and comprehensive income (loss).

For the year ended December 31, 2018, the Company recognized $0.9 million in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2019, the Company had no remaining unamortized share-based compensation expense as all restricted share awards and market-based awards had vested and paid out.  As of December 31, 2018, the remaining unamortized share-based compensation expense totaled $0.8 million, all of which is related to restricted share awards. Amortization is recognized on a straight-line basis over the service period of the awards.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017
Basic and diluted (loss) income:
Net (loss) income and total comprehensive (loss) income	$(56,847)	$(220,238)	$18,285
Less: dividends paid to preferred shareholders	(10,611)	(9,275)	—
Less: dividends declared on unvested restricted shares	(120)	(249)	—
Net (loss) income attributable to common shareholders used in basic and diluted (loss) income per share	$(67,578)	$(229,762)	$18,285
Basic weighted average common shares outstanding:
Weighted average common shares outstanding	43,112,164	42,919,983	42,851,010
Less: Unvested weighted average restricted shares	(173,387)	(68,973)	—
Weighted average common shares outstanding used in basic (loss) income per share	42,938,777	42,851,010	42,851,010
Net (loss) income per share attributable to common shareholders	$(1.57)	$(5.36)	$0.43
Dilutive weighted average common shares:
Weighted average common shares outstanding used in diluted (loss) income per share	42,938,777	42,851,010	42,851,010
Net (loss) income per share attributable to common shareholders - diluted	$(1.57)	$(5.36)	$0.43
Total potentially dilutive common shares (1)	107,115	—	—

(1)

For the eight months ended August 31, 2019, potential dilutive shares consisted of unvested restricted shares and market-based awards. For the years ended December 31, 2018 and 2017, there were no adjustments to the weighted average number of common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

Note 13. Related Party Transactions

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and Spirit after the Spin-Off, by which Spirit may incur certain expenses on behalf of the Company that the Company must reimburse in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. At December 31, 2019, the Company had immaterial accrued payable and accrued receivable balances in connection with these arrangements. At December 31, 2018, the Company had accrued payable balances of $0.1 million to Spirit and $1.8 million accrued receivable balances from Spirit in connection with these arrangements.

Asset Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Manager provided various services subject to the supervision of SMTA's board of trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, the Manager was entitled to a management fee of $20 million per annum, payable monthly in arrears. Under certain circumstances, the Manager was also entitled to a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. On June 2, 2019, concurrently with the execution of the agreement for the Master Trust 2014 Sale, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. Pursuant to the termination agreement, the

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Company paid the Manager a termination fee of $48.2 million and the Manager waived its right to receive any promoted interest fee as otherwise provided for under the Asset Management Agreement, resulting in a net reversal of $0.8 million in promoted interest expense for the eight months ended August 31, 2019. The Manager also waived its rights to receive management fees for a 180-day notice period and subsequent eight-month transition services period provided for in the Asset Management Agreement. On June 2, 2019, the Company and the Manager also entered into an Interim Management Agreement, which became effective September 20, 2019, which provides that the Manager is entitled to an annual management fee of $1 million for the initial one-year thereof, plus certain cost reimbursements. The Interim Management Agreement is terminable at any time by the Company and, upon a six month notice period, may be terminated at any time after September 20, 2020 by the Manager, in each case without payment of a termination fee. On March 18, 2020, the Manager notified the Liquidating Trust that it intends to terminate the Interim Asset Management Agreement on September 14, 2020. Asset management fees of $13.3 million and $11.7 million were incurred during the eight months ended August 31, 2019 and the year ended December 31, 2018, respectively, which are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Additionally, under the terms of the Asset Management Agreement, the Company recognized related party fees of $0.5 million for stock compensation awarded by SMTA to its principal executive officer for the eight months ended August 31, 2019. At December 31, 2019, asset management fees of $0.1 million are included in accounts payable and $0.9 million are included in the liability for estimated expense in excess of estimated receipts during liquidation in the accompanying statement of net assets. Asset management fees of $1.7 million and promote fees of $0.8 million were accrued at December 31, 2018, which are included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

Property Management and Servicing Agreement

The Manager provided property management services and special services for Master Trust 2014 under the terms of the Property Management and Servicing Agreement dated May 20, 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrued daily at 0.75% per annum. Property management fees of $4.0 million, $6.2 million, and $4.5 million were incurred during the eight months ended August 31, 2019 and years ended December 31, 2018 and 2017, respectively. Additionally, special servicing fees of $1.1 million, $0.8 million, and $1.0 million were incurred during the eight months ended August 31, 2019 and years ended December 31, 2018 and 2017, respectively. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2018, the Company had accrued payable balances of $0.5 million related to these fees. In conjunction with the Master Trust 2014 Sale, the notes were satisfied and discharged on September 20, 2019 and the Property Management and Servicing Agreement was terminated.

Related Party Loans Receivable

Prior to September 20, 2019, the Company had four mortgage loans receivable where wholly-owned subsidiaries of Spirit were the borrower, and the loans were secured by six single-tenant commercial properties. These mortgage loans, which had a weighted average stated interest rate of 1.00%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. These mortgage notes had an outstanding principal of $27.9 million at December 31, 2018, which is included in loans receivable, net on the consolidated balance sheet. The mortgage notes generated $0.2 million, $0.3 million, and $0.3 million of interest income for the eight months ended August 31, 2019 and years ended December 31, 2018 and 2017, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income (loss). In conjunction with the Master Trust 2014 Sale, the remaining balance of the related party loans payable was repaid to the Company in full.

Related Party Notes Payable

In conjunction with the Series 2017-1 notes issuance completed in December 2017, a subsidiary of Spirit, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount due to the Manager under the notes was $33.5 million at December 31, 2018, and is included in mortgages and notes payable, net on the consolidated balance sheet. Interest expense on the consolidated statements of operations and comprehensive income (loss) includes $1.1 million for the eight months ended August 31, 2019 and $1.5 million for the year ended December 31, 2018 in relation to these notes. In conjunction with the Master Trust 2014 Sale, the outstanding principal balance of $33.5 million was paid in full, plus an early repayment premium of $0.9 million was paid by SVC to the Manager in relation to these notes.

SPIRIT MTA REIT

Notes to Consolidated Financial Statements

(Unaudited)

Related Party Transfers and Acquisitions

The financial statements include transfers of properties between the Company and Spirit and its wholly-owned subsidiaries prior to the Spin-Off. These transactions are reflected in the combined statements of cash flows as distribution to parent. For the year ended December 31, 2018, the Company transferred three properties to Spirit with a net book value of $2.1 million and Spirit contributed ten properties to the Company with an aggregate net book value of $44.9 million and a $35.0 million B-1 Term Loan with Shopko as borrower, all of which are reflected as non-cash activity in the consolidated statement of cash flows. For these transactions, due to all entities being under common control, no gain or loss was recognized by the Company and transferred properties were accounted for by the Company at their historical cost basis to Spirit. During the year ended December 31, 2018, Spirit also acquired a portfolio of properties and subsequently assigned three of the acquired properties to SMTA. In conjunction with the assignment, the Company paid a $393 thousand equalization payment to Spirit to ensure a consistent capitalization rate for the acquired properties between the Company and Spirit.

For the year ended December 31, 2017, the Company purchased one property from Spirit for $16.0 million. Additionally, during 2017, Spirit contributed ten real estate properties to the collateral pool of Master Trust 2014 with total net book value of $204.7 million in conjunction with the issuance of the Series 2017-1 notes.

There were no related party transfers during the year ended December 31, 2019.

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

	Year Ended December 31,
	2018	2017
Allocated corporate expenses:
Cash compensation and benefits	$3,965	$8,078
Stock compensation	2,424	6,131
Professional fees	1,013	3,350
Other corporate expenses	1,068	2,255
Total corporate expenses	$8,470	$19,814
Transaction Costs	$3,957	$1,180
(1)	Allocation for the year ended December 31, 2018 is for the period prior to the Spin-Off.

Corporate expenses have been included within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Liquidating Trustees, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Act, an evaluation as of December 31, 2019, was conducted under the supervision and with the participation of our Liquidating Trustees of the effectiveness of SMTA’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Act). Based on this evaluation, the Liquidating Trustees concluded that SMTA’s disclosure controls and procedures as of December 31, 2019 were effective for the purpose stated above.

Management’s Report on Internal Control Over Financial Reporting

The Liquidating Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 14d-15(f) under the Act.  Based on the evaluation of the Liquidating Trustees, the Liquidating Trustees concluded that SMTA’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in SMTA’s internal control over financial reporting that occurred in the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, SMTA’s or the Liquidating Trust’s internal control over financial reporting.

The Liquidating Trustees’ assessment of the effectiveness of our internal controls over financial reporting was not audited. The Liquidating Trustees’ report is not subject to attestation pursuant to the rules of the SEC.

Item 9B. Other Information

Not applicable.

Item 10. Trustees, Executive Officers and Corporate Governance

Corporate Governance

Mr. Ricardo Rodriguez served as the Chief Executive Officer and Chief Financial Officer of SMTA during 2019 and until SMTA’s dissolution on January 1, 2020, when the Liquidating Trust was established. As a Liquidating Trust, we have no directors, executive officers, or employees. The Manager, a subsidiary of Spirit, a public company, manages the day-to-day affairs of the Liquidating Trust and the liquidation of the assets of the Liquidating Trust, at all times subject to the supervision of the Liquidating Trustees. Mr. Rodriguez continues to be employed by Spirit and in that capacity leads the process of liquidating the assets of the Liquidating Trust, at all times subject to the supervision of the Liquidating Trustees. The Liquidating Trustees have the power and authority to perform any and all acts necessary or desirable to accomplish the purposes of the Liquidating Trust, including the power to contract with third parties to assist with the management of our operations.

The following biographical description sets forth information with respect to our Liquidating Trustees as of March 15, 2020, each of whom was a trustee of SMTA during 2019.

Name	Age	Position
Steven G. Panagos	58	Liquidating Trustee
Steven H. Shepsman	67	Liquidating Trustee
Richard J. Stockton	49	Liquidating Trustee
Thomas J. Sullivan	57	Liquidating Trustee

Steven G. Panagos, 58, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Panagos served on the board of trustees of SMTA, and as Chair of its Nominating and Corporate Governance Committee and as a member of its Compensation Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Panagos previously served as Managing Director and Vice Chairman of the Recapitalization & Restructuring Group at Moelis & Company until his retirement in July 2019. Mr. Panagos has a long and distinguished career of leading complex bankruptcies and reorganizations for both companies and their creditors across a broad spectrum of industries. Mr. Panagos has restructured more than $100 billion worth of debt across more than 80 situations and has provided expert testimony regarding valuation and restructuring matters. Prior to joining Moelis & Company, Mr. Panagos was the National Practice Leader of Kroll Zolfo Cooper’s Corporate Advisory & Restructuring Practice where, among other roles, served as interim chief executive officer and chief restructuring officer of Penn Traffic Supermarkets (2003-2004); president and chief operating officer of Krispy Kreme Doughnuts (2005-2006) and chief restructuring officer and member of the special committee of the board of directors of Metromedia Fiber Network (2002-2003). Mr. Panagos received a Bachelor of Science degree in Accounting and Finance from the University of Michigan. He was formerly a certified public accountant. Mr. Panagos was selected to serve as a trustee on the board of trustees of SMTA and asked to continue to serve as a Liquidating Trustee, based on his extensive experience with restructurings and his other qualifications and skills.

Steven H. Shepsman, 67, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Shepsman served on the board of trustees of SMTA, and as Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Shepsman has been an executive managing director of New World Realty Advisors, a real estate investment and advisory firm specializing in real estate restructurings, development and finance, since its inception in 2009. Amongst his other assignments, Mr. Shepsman served as chair of the Official Committee of Equity Holders in the Chapter 11 bankruptcy proceedings of General Growth Properties, Inc. Previously, as a principal at the manager of a real estate fund, Mr. Shepsman had oversight responsibility for the fund’s due diligence and acquisition of investment platforms and subsequent asset acquisitions, financings and dispositions. Mr. Shepsman currently serves as a member of the board of directors of the Howard Hughes Corporation and as chairperson of the audit committee and as a member of the nominating and corporate governance committee and risk committee. Earlier in his career, Mr. Shepsman, a certified public accountant, was a managing partner of Kenneth Leventhal and Company and of Ernst & Young LLP’s Real Estate Practice. Mr. Shepsman is a trustee of The University of Buffalo Foundation and a member of the Dean’s Advisory Council for its School of Management. Mr. Shepsman received a Bachelor of Science degree in Management from the University of Buffalo. Mr. Shepsman was selected to serve as a trustee on the board of trustees of SMTA, and asked to continue to serve as a Liquidating Trustee, based on his extensive professional accounting and financial experience and expertise, including in the real estate industry, which enable him to provide key contributions to the board of trustees on financial, accounting, corporate governance and strategic matters.

Richard J. Stockton, 49, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Stockton served on the board of trustees of SMTA, and as its lead independent trustee, and as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Stockton has served as Chief Executive Officer of Braemar Hotels & Resorts (formally Ashford Hospitality Prime) since November 2016 and as President since April 2017. Mr. Stockton spent over 15 years at Morgan Stanley in real estate investment banking where he rose from associate to managing director and regional group head. At Morgan Stanley, he was head of EMEA Real Estate Banking in London, executing business across Europe, the Middle East and Africa. He was also appointed co-head of the Asia Pacific Real Estate Banking Group, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai. He left Morgan Stanley in 2013 to become president and chief executive officer—Americas for OUE Limited, a publicly listed Singaporean property company with over $5 billion in assets. Most recently, Mr. Stockton served as global chief operating officer for Real Estate at Carval Investors, a subsidiary of Cargill with approximately $1 billion in real estate investments in the United States, Canada, United Kingdom and France. Mr. Stockton received a Bachelor of Science degree from the School of Hotel Administration at Cornell University and a Masters in Business Administration in Finance and Real Estate from The Wharton School at the University of Pennsylvania. Mr. Stockton was selected to serve as a trustee on the board of trustees of SMTA, and was asked to continue to serve as a Liquidating Trustee, based on his extensive experience in the real estate industry and his other qualifications and skills

Thomas J. Sullivan, 57, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2010. Mr. Sullivan served on the board of trustees of SMTA, and as Chair of its Compensation Committee and as a member of its Audit Governance Committee from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Sullivan has served as a partner with Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, since June 2016 where he is responsible for portfolio management of Standard General’s SG Special Situations Fund L.P. Prior to joining Standard General L.P., Mr. Sullivan was the managing partner of Smallwood Partners, LLC, a financial advisory services firm (2009-2015) and a managing director of Investcorp International, Inc., a global middle market private equity firm (1996-2008). He has served on numerous boards and committees over the prior twenty years. Most recently, Mr. Sullivan served as a member of the board of directors, including as a member of the audit committee, finance committee and budget advisory committee, of Media General Inc. from November 2013 to February 2017. Additionally, Mr. Sullivan served as a member of the board of directors, lead director of the suitability committee and chairperson of the nominating and governance committee of American Apparel Inc. from August 2014 to March 2016. Mr. Sullivan received a Bachelor of Business Studies from Villanova University. Mr. Sullivan was selected to serve as a trustee on the board of trustees of SMTA and was asked to continue to serve as a Liquidating Trustee, based on his extensive operating and financial management experience, including in the financial services industry.

Liquidating Trustees Leadership Structure and Roles

The Liquidating Trust Agreement vests in the Liquidating Trustees the authority to manage the Liquidating Trust. Any of the Liquidating Trustees, individually or acting together, may:

•	call meetings of the Liquidating Trustees;
•	set, and approve, the agenda and schedules of the meetings in consultation with Mr. Rodriguez;
•	engage with Trust Unit holders; and
•	preside over all meetings of the Liquidating Trustees.

In the event of any disagreement among the Liquidating Trustees as to whether or not any action should be taken, the decision of a majority of the Liquidating Trustees shall prevail.

2019 Meetings Attendance of the Board of Trustees

The board of trustees of SMTA held a total of 63 meetings in 2019. Evidencing a strong commitment to SMTA, all of the trustees attended 75% of the SMTA board meetings held during 2019.

How to Communicate with the Liquidating Trustees

Liquidating Trust unitholders and other parties interested in communicating directly with us on any Liquidating Trust-related issues may do so by writing to SMTA Liquidating Trust, c/o Investor Relations, Attention: Investor Relations, SMTA Liquidating Trust, 2727 North Harwood Street, Suite 300, Dallas, TX 75201, or by submitting an email to SMTA InvestorRelations@spiritrealty.com. Additionally, Liquidating Trust unitholders and other parties interested in communicating directly with the Liquidating Trustees, individually or as a group, may do so by writing to the Liquidating Trustees, c/o Investor Relations, Attention: Investor Relations, SMTA Liquidating Trust, 2727 North Harwood Street, Suite 300, Dallas, TX 75201. Communications addressed to the Liquidating Trustees are screened internally for appropriateness before being distributed to the Liquidating Trustees, or to any individual trustee or trustees, as applicable.

Audit Committee

The Liquidating Trust is not required to, and does not have, a formal audit committee or any other formal committee that performs similar functions and, as a result, has not established an audit committee or formally designated an audit committee financial expert.  However, Messrs. Steven H. Shepsman, Thomas J. Sullivan and Richard J. Stockton, the former members of the Audit Committee of SMTA, assist the Liquidating Trustees in overseeing for the Liquidating Trust:

•	its financial reporting and internal control activities, including the integrity of its financial statements; and
•	its compliance with legal and regulatory requirements.

The Audit Committee of SMTA held a total of five meetings in 2019.

Code of Ethics

The Liquidating Trust is not required to adopt, and has not adopted, a formal code of ethics. The Liquidating Trust is committed to ethical conduct and expects the Liquidating Trustees to promote honest and ethical conduct and act with integrity and conduct themselves, and the business of the Liquidating Trust, in a way that protects the Liquating Trust’s reputation for fairness and honesty, including full and fair disclosure in reports to the SEC and compliance with applicable governmental laws and regulations.

Process for Considering Liquidating Trustee Nominees

The Liquidating Trust is not required to, and does not have, a formal nominating and corporate governance committee and, as a result, has not established a nominating and corporate governance committee. The Liquidating Trust Agreement provides that there shall initially be four trustees of the Liquidating Trust and that the number of trustees may be increased or decreased from time to time by the Liquidating Trustees. Any Liquidating Trustee may resign or may be removed at any time, with or without cause, by the Liquidating Trust unitholders holding at least two-thirds of the Trust Units at a meeting of the Liquidating Trust’s unitholders. If a Liquidating Trustee resigns or is removed, the remaining Liquidating Trustees have the authority under the Liquidating Trust Agreement to appoint such trustee’s successor. In the event that there are no remaining Liquidating Trustees, unitholders representing at least 10% of the total Trust Units may call a meeting of unitholders to elect replacement trustee(s) by a plurality vote, or holders of a majority of the Trust Units may elect replacement trustee(s) by written consent, in each case pursuant to the Liquidating Trust Agreement.

During 2019, the nominating and corporate governance committee of SMTA was comprised of three independent trustees, Steven G. Panagos (Chair), Steven H. Shepsman and Richard J. Stockton, and held a total of three meetings in 2019.

Compensation

The Liquidating Trust is not required to, and does not have, a formal compensation committee or any other formal committee that performs similar functions and, as a result, has not established a compensation committee. The Liquidating Trust’s compensation arrangements with the Manager are described elsewhere in this Annual Report.  The compensation committee of SMTA was comprised of three independent trustees, Thomas J. Sullivan (Chair), Steven G. Panagos and Richard J. Stockton, and held a total of three meetings in 2019. In accordance with the Interim Management Agreement, the SMTA compensation committee approved, and SMTA paid, a $257,750 annual bonus award to the Named Executive Officer, Ricardo Rodriguez, for fiscal year 2019. See Item 11- Executive Compensation.

Risk Management

While the Manager has primary responsibility for identifying and managing the Liquidating Trust’s exposure to risk, the Liquidating Trustees play an active role in overseeing the processes we establish to assess, monitor and mitigate that exposure. The Liquidating Trustees routinely discuss with Mr. Rodriguez and the Manager the most effective way to wind up the affairs of the Liquidating Trust as promptly as reasonably possible. At Liquidating Trustee meetings, the Liquidating Trustees receive information and presentations from the Manager, including Mr. Rodriguez, and third-party experts regarding specific areas of risk identified in the process of winding up the Liquidating Trust’s affairs, from which they engage in further analyses and dialogue. This process enables the Liquidating Trustees to focus on the strategic, financial, operational, legal, regulatory and other risks that are most significant to the winding up of the Liquidating Trust and ensures that the Liquidating Trustees’ enterprise risks are well understood, mitigated (to the extent reasonable) and consistent with the Liquidating Trustees’ view of our risk profile and tolerance.

Item 11. Executive Compensation

Former Executive Officer and Executive Compensation

Mr. Ricardo Rodriguez served as the Chief Executive Officer and Chief Financial Officer of SMTA during 2019 and until SMTA’s dissolution on January 1, 2020, when the Liquidating Trust was formed. Set forth below is certain biographical information concerning Mr. Rodriquez.

Name, Age, Position	Business Experience
Ricardo Rodriguez, Age 43 Former Chief Executive Officer, President, Chief Financial Officer and Treasurer

Mr. Rodriguez joined SMTA as an executive officer from Morgan Stanley, where he served as Executive Director since 2011 and spent over 17 years in a variety of roles, most recently responsible for the term ABS banking and origination business within Global Capital Markets. During his tenure at Morgan Stanley, Mr. Rodriguez managed and executed over $70 billion in public and private capital markets transactions across the capital structure using a variety of products in all major geographic regions within all key industry groups in which Morgan Stanley participates. During this time, he also helped Morgan Stanley in investing in, managing and disposing of a diverse set of real estate, infrastructure and energy assets. Mr. Rodriguez graduated from the U.S. Naval Academy in Annapolis, Maryland where he received Bachelor of Science degrees in Economics and in Weapons & Systems Engineering.

Compensation Matters Beginning January 1, 2020

As a Liquidating Trust, since our formation on January 1, 2020, we have had no directors, executive officers or employees. Our day-to-day management is performed by the Manager. We pay the Manager fees and reimburse its expenses pursuant to the Interim Management Agreement, as further described under “Item 1—Business—The Manager” and “Item 13—Certain Relationships and Related Transactions, and Trustee Independence.” We do not currently intend to hire or compensate any executive officers or other employees. Mr. Rodriguez, our former Chief Executive Officer, President, Chief Financial Officer and Treasurer, is an employee of Spirit and, in that capacity, continues to provide services to the Liquidating Trust. For 2020, Mr. Rodriguez is entitled to receive an annual base salary of $268,060, which was approved by the Liquidating Trustees. We, in turn, pay the Manager the management fee described in “Item 1—Business—The Manager,” including reimbursing the Manager for the annual base salary being paid to Mr. Rodriguez. The Liquidating Trust is responsible for reimbursing the Manager for any cash or equity incentive compensation (including the Dissolution Bonus discussed below) and any modification to the base salary paid to Mr. Rodriguez, but only if such compensation or base salary modification is approved by the Liquidating Trustees. Other than as specified herein, the Liquidating Trust has no compensation arrangements with Mr. Rodriguez, nor does it provide any employee benefits or perquisites.

Related Compensation Matters for Fiscal Year ended December 31, 2019

Summary Compensation Table

The following table sets forth the compensation paid to Mr. Rodriguez for the fiscal year ended December 31, 2019 for his services as SMTA’s executive officer:

Name and Principal Position(1)	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards (4) ($)	Non-equity Incentive Plan compensation (5) ($)	Total Compensation ($)
Ricardo Rodriguez, Former Chief Executive Officer, President, Chief Financial Officer and Treasurer of SMTA*	2019 2018	$257,750 $0	$1,000,000 $0	$912,987 $0	$257,750 $0	$2,428,487 $0

(1)For the fiscal years ended December 31, 2019 and 2018, Ricardo Rodriguez was the only Named Executive Officer of SMTA for whom compensation-related disclosures were required to be provided.

(2)Annual salary payable to Mr. Rodriguez for 2019 was paid in part by the Manager and in part by SMTA directly.

(3)Represents payment of the sale bonus portion of the transaction-based incentive award granted by SMTA, described more fully below.

(4)Represents the grant date fair value of restricted shares and performance shares granted to Mr. Rodriguez on January 31, 2019, calculated in accordance with FAS Topic 718. In respect of the performance shares, the value reported above includes the target number of PSAs. The grant date fair value of the performance share units, assuming the maximum performance were achieved is $500,000.

(5)Represents cash bonus awarded to Mr. Rodriguez as determined by the SMTA board of trustees based, in part, on the achievement of performance measures as described more fully below.

During the fiscal year ended December 31, 2019, for his services as SMTA’s Chief Executive Officer, President, Chief Financial Officer and Treasurer, Mr. Rodriguez was compensated in part by the Manager, pursuant to terms of an employment agreement, dated March 17, 2018 by and between the Manager and Mr. Rodriguez (the “Rodriguez Employment Agreement”) and in part by SMTA, including pursuant to the terms of the interim management agreement, dated June 2, 2019, by and between SMTA and the Manager (the “Interim Management Agreement”). Subject to the terms of the Rodriguez Employment Agreement, the Manager has discretion to determine the form and level of cash compensation paid to and earned by Mr. Rodriguez, subject to certain minimums and targets set forth in the Rodriguez Employment Agreement. In turn, SMTA paid the Manager a management fee, from which the Manager paid Mr. Rodriguez’s salary and cash bonus awards, if any. The SMTA board of trustees did not have control over the amount of Mr. Rodriguez’s salary or cash bonus awards, if any. In addition, in connection with the Master Trust 2014 Sale, pursuant to the Interim Management Agreement, as of the closing of the Master Trust 2014 Sale, SMTA began paying Mr. Rodriguez’s base salary directly for his services to SMTA instead of paying the Manager for those services. Under this arrangement, SMTA assumed responsibility for Mr. Rodriguez’s base salary, equal to, at that time, $257,750 annually, as well as for any cash incentive compensation (including a target annual cash bonus opportunity equal to 75% of his base salary based on achievement of performance goals). Based on the achievement that exceeded the relevant performance goals for 2019, including, but not limited to the (i) effective management of the Master Trust, (ii) risk mitigation of ShopKo assets, (iii) interaction with the SMTA board of trustees and (iv) communication with investors of SMTA, the SMTA board of trustees awarded Mr. Rodriguez an annual cash bonus in the amount of 100% of his annual salary.

The SMTA board of trustees was also responsible, both before and after entering into the Interim Management Agreement, for determining the amount of any equity compensation granted to Mr. Rodriguez and for authorizing the issuance of any such award under the SMTA and Spirit MTA REIT, L.P. 2018 Incentive Award Plan (the “Equity Plan”). On January 31, 2019, the SMTA board of trustees granted Mr. Rodriguez the following awards pursuant to the Equity Plan, and subject to the applicable forms of award agreement: (i) 89,513 time-vesting restricted shares, or RSAs, subject to certain time-based vesting conditions and (ii) a target of 31,969 performance shares, or PSAs, subject to the achievement of certain total shareholder return performance goals, with the final number of shares ranging from zero (if threshold total shareholder return level of 10% is not met) to 200% (if maximum total shareholder return level of 20% or more is achieved). Under the terms of the RSA award agreement, 70,524 of the RSAs vested upon closing of the Master Trust 2014 Sale, resulting in gross proceeds of $592 thousand. In addition, in light of a total shareholder return of over 20% at the time of the change in control, 63,938 PSAs vested (200% of the target grant amount), resulting in gross proceeds of $536 thousand.

On July 11, 2019, the board of trustees of SMTA also approved an incentive transaction-based bonus award to Mr. Rodriguez, consisting of a sale bonus in the amount of $1,000,000, payable in connection with the closing of the Master Trust 2014 Sale and a dissolution bonus in the amount of $250,000, payable in connection with the sale of substantially all of the remaining assets of the Liquidating Trust. As a result of the closing of the Master Trust 2014 Sale, the sale bonus portion of the transaction bonus award was paid to Mr. Rodriguez on September 30, 2019. The payment of the dissolution bonus remains outstanding and is subject to the requirement that Mr. Rodriguez continue to provide services to the Liquidating Trust until the sale of substantially all of the remaining assets of the Liquidating Trust. Mr. Rodriguez has notified the Liquidating Trustees that his employment with the Manager (and his continued provisions of the services to the Liquidating Trust) will terminate on or about April 9, 2020.

Fees Payable to the Liquidating Trustees

The Liquidating Trustees are entitled to receive compensation for their services as Liquidating Trustees comparable to the fees paid by SMTA when the Liquidating Trustees served on the board of trustees of SMTA, consisting of reasonable meeting fees or quarterly or annual retainer fees or a combination of such fees, as determined by the Liquidating Trustees. Each of the Liquidating Trustees will be reimbursed from the Liquidating Trust’s assets for all expenses reasonably incurred, and appropriately documented, by such Liquidating Trustee in the performance of that Liquidating Trustee’s duties. We compensate each of our Liquidating Trustees with an annual retainer of $125,000 and pay each of our Liquidating Trustees $1,500 for each Board Meeting attended.

The following table provides information concerning the compensation for the trustees of SMTA for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Share Awards(1) ($)	Total ($)
Jackson Hsieh(2)	$0	$0	$0
Steven G. Panagos	$222,500	$124,993	$347,493
Steven H. Shepsman	$225,500	$124,993	$350,493
Richard J. Stockton	$219,500	$124,993	$344,493
Thomas J. Sullivan	$224,000	$124,993	$348,993
(1)	Based on grant date fair value.
(2)	Mr. Hsieh resigned from the board of trustees of SMTA effective September 27, 2019.

In early 2019, after the announcement of a bankruptcy filing by ShopKo Stores, a significant tenant of SMTA, the board of trustees of SMTA determined to accelerate its strategic plan and announced a strategic review process focused on maximizing value for the shareholders of SMTA. Over the ensuing months, the trustees of SMTA conducted a robust process that resulted in, among other things:

•	the successful sale of SMTA’s Master Trust 2014 and several other properties for approximately $2.4 billion in cash;
•	the complete redemption of all of the outstanding notes of the Master Trust 2014;
•	the favorable modification of SMTA’s asset management agreement with the Manager;
•	the full recovery of the amounts owed to SMTA under its term loan to ShopKo Stores;
•	the payment to shareholders of SMTA of an initial liquidating distribution of $8.00 per share -- in addition to dividends totalling $2.32 per share previously paid to shareholders; and
•	the transfer of the Company’s remaining assets to a Liquidating Trust on January 1, 2020.

In conducting the strategic review process, the board of trustees of SMTA met a total of 63 times during 2019 (often multiple times per week and in some instances more than once per day) and provided direct oversight of the activities of SMTA’s Manager, legal, financial and other advisors in connection with the process.

Based on the SMTA’s volume weighted average share price of $9.38 on June 1, 2018, the first full trading day after completion of the spin-off of SMTA from Spirit, the total of $10.32 in cash distributions per share paid by SMTA to its shareholders and the closing price of the SMTA shares on December 31, 2019, the last date of trading prior to the establishment of the Liquidating Trust, SMTA shareholders realized an internal rate of return of approximately 14.3% on their SMTA shares.

In light of the extraordinary efforts of members of the board of trustees of SMTA, the compensation committee of SMTA approved the payment of an additional $500,000 to each of the Liquidating Trustees. This payment was made on January 14, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is no public market for the Trust Units. The Trust Units are not and will not be listed on any exchange or quoted on any quotation system or otherwise tradeable in any public or private transactions. The Trust Units are not transferable or assignable, except by will, intestate succession or operation of law.

The following table sets forth the beneficial ownership of common shares of SMTA as of December 31, 2019, as to (i) each shareholder that is known by the Liquidating Trust to have beneficially owned more than five percent of common shares of SMTA, (ii) the trustees of SMTA (now the current trustees of the Liquidating Trust), (iii) SMTA’s former executive officer, Ricardo Rodriguez and (iv) all trustees of SMTA and Ricardo Rodriguez, as a group. The address for each such person is c/o SMTA Liquidating Trust, 2727 North Harwood Street, Suite 300, Dallas, TX 75201.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of all Common Shares (1)
Greater than 5% Shareholders
The Vanguard Group Inc. (2)	6,880,292	15.93%
Indaba Capital Management, L.P. (3)	4,229,177	9.79%
Weiss Asset Management LP (4)	3,906,836	9.05%
Former Trustees and Former Executive Officer of SMTA
Ricardo Rodriguez	144,201	*
Jackson Hsieh (5)	64,271	*
Steven G. Panagos	56,008	*
Steven H. Shepsman	56,008	*
Richard J. Stockton	56,008	*
Thomas J. Sullivan	56,008	*
Former Trustees of SMTA and Former Executive Officer as a Group (6 persons)	432,504	*

*      Less than 1%

(1)	Based on 43,177,966 common shares of SMTA outstanding as of December 31, 2019.
(2)

Based on the information provided pursuant to a statement on a Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 12, 2020, The Vanguard Group (Vanguard) had sole power to vote and sole power to dispose of 8,569 and 6,871,723 common shares, respectively. The number of common shares reported as beneficially owned by Vanguard in the Schedule 13G/A includes 6,880,292 common shares, representing 15.93% of SMTA’s common shares based on the number outstanding as of December 31, 2019. The principal address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19365.

(3)

Based on the information provided pursuant to a statement on a Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 14, 2020, Indaba Capital Management, L.P. (Indaba) does not have any sole power to vote or direct the vote, but had shared power to vote and to dispose or direct the disposition of 4,229,177 and 4,229,177 common shares of

SMTA, respectively. Indaba was the beneficial owner of 4,229,177 common shares of SMTA, representing 9.79% of SMTA’s outstanding common shares based on the number outstanding as of December 31, 2019. The address for Indaba is One Letterman Drive, Building D, Suite DM700, San Francisco, CA 94129.

(4)

Based on the information provided pursuant to a statement on a Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 13, 2020, Weiss Asset Management LP (Weiss) did not have any sole power to vote or direct the vote, but had shared power to vote and to dispose or direct the disposition of 3,906,836 and 3,906,836 common shares of SMTA, respectively. As of December 31, 2019, Weiss was the beneficial owner of 3,906,836 common shares of SMTA, representing 9.05% of SMTA’s outstanding common shares based on the number outstanding as of December 31, 2019. The address for Weiss is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(5)	Mr. Hsieh resigned from the board of trustees of SMTA effective September 27, 2019.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

SMTA Relationship with Spirit

In conjunction with the spin-off from Spirit, which was completed on May 31, 2018, SMTA and Spirit entered into certain agreements, including, but not limited to the Asset Management Agreement, Property Management and Servicing Agreement, Tax Matters Agreement and Insurance Sharing Agreement. These agreements provided a framework for the relationship between SMTA and Spirit after the spin-off, by which Spirit incurred certain expenses on SMTA’s behalf that SMTA was required to reimburse in a timely manner. These agreements and arrangements between SMTA and Spirit were terminated in connection with the closing of the Master Trust 2014 Sale on September 20, 2019.

Real Estate Sale Contract

On June 2, 2019, concurrently with SMTA’s execution of an Equity Purchase Agreement with SVC in connection with the Master Trust 2014 Sale, a new subsidiary of SMTA (“Newco”) entered into the Real Estate Sale Contract with Spirit FJ SMF SPE, LLC , a subsidiary of Spirit, pursuant to which, and subject to the terms and conditions therein, immediately following the closing of the Master Trust 2014 Sale, Newco, which was then owned by SVC acquired three travel center properties from the subsidiary of Spirit for a purchase price of $55 million, subject to customary real estate prorations. In connection therewith, SMTA was repaid the outstanding balance of approximately $26.4 million under certain mortgage loans secured by the travel center properties and three other properties owned by a subsidiary of Spirit.

Termination Agreement

On June 2, 2019, concurrently with the execution of the Equity Purchase Agreement with SVC, SMTA, Spirit, and one of Spirit’s subsidiaries and the Manager entered into the Termination Agreement pursuant to which, among other things, effective upon the closing of the Master Trust 2014 Sale, the parties terminated the previous Asset Management Agreement between SMTA and the Manager. In connection with termination of the previous Asset Management Agreement, SMTA paid the Manager the termination fee ($48.2 million) required by the terms of the Asset Management Agreement. The Manager also waived its rights to receive management fees for a 180-day notice period and subsequent eight-month transition services period provided for in the Asset Management Agreement. In addition, under the Termination Agreement, SMTA repurchased the Series A Preferred Shares of SMTA held by a subsidiary of Spirit, at par ($150 million in the aggregate, plus any accrued but unpaid dividends) in accordance with the terms of the Series A Preferred Shares and SMTA’s subsidiary, Spirit MTA SubREIT, Inc., redeemed its preferred shares at par ($5.1 million), plus a make-whole premium and any accrued but unpaid dividends.

During 2019, SMTA had four mortgage notes receivable whereby wholly-owned subsidiaries of Spirit were the borrower and the notes were secured by six single-tenant commercial properties. In addition, the Manager retained a 5.0% economic interest in a series of notes issued by the Master Trust as required by federal credit risk retention laws. These notes were repaid in connection with the closing of the Master Trust 2014 Sale.

Expense Allocations

For the year ended December 31, 2019, SMTA incurred $2.3 million of general and administrative expenses and transaction costs allocated to SMTA by the Manager. These allocated expenses are centralized corporate costs borne by the Manager for management and other services, which includes executive oversight, asset management, property management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations, as well as relocation and transaction costs and are allocated to SMTA based on SMTA’s direct usage or benefit.

Statement of Policy Regarding Transactions by the Liquidating Trust with Related Persons

Pursuant to the Liquidating Trust Agreement and in accordance with Maryland law, the Liquidating Trustees must act in good faith and reasonably under the circumstances. All transactions between the Liquidating Trust and any related person, including the Manager and its affiliates, will be reviewed and approved by the Liquidating Trustees.

Interim Management Agreement

Under the Interim Management Agreement, the Manager has agreed to provide external management services for an initial annual term beginning September 20, 2019 for $1 million, plus certain cost reimbursements. Pursuant to the Interim Management Agreement, the Liquidating Trust is responsible for the cost to the Manager of a portion of Mr. Rodriguez’s base salary, and with the approval of its trustees, Mr. Rodriguez’s cash and equity incentive compensation. The Manager is responsible for our day-to-day affairs, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Liquidating Trustees, manages our remaining properties and renders other services deemed appropriate by the Liquidating Trustees. The individuals who perform services under the Interim Management Agreement are employees of the Manager or its affiliates. See “Item 1—Business—The Manager” for a discussion of the Interim Management Agreement.

Liquidating Trustee Indemnification

Pursuant to the Liquidating Trust Agreement, the Liquidating Trust shall, to the maximum extent permitted by law, indemnify the Liquidating Trustees, and hold the Liquidating Trustees harmless as to all liabilities and expenses incurred in connection with any claim, demand, action, suit or proceeding by the Liquidating Trustee by reason of such Liquidating Trustee being or having been such a Liquidating Trustee, except to the extent that it is finally adjudicated that such Liquidating Trustee has engaged in misconduct intentionally committed in bad faith. The Liquidating Trustees shall be entitled to cause the Liquidating Trust to make advance payments in connection with any such indemnification matter.

Item 14. Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2)

Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2019.

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2018.

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from September 1, 2019 through December 31, 2019.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Eight Months Ended August 31, 2019 and for the Years Ended December 31, 2018 and 2017.

Consolidated Statements of Changes in (Deficit) Equity (Going Concern Basis) for the Years Ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows (Going Concern Basis) for the Eight Months Ended August 31, 2019 and for the Years Ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019.

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)     Exhibits.

Exhibit No.	Description

2.1

Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 21, 2018, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 21, 2018 and incorporated herein by reference.

2.2

Equity Purchase Agreement, dated June 3, 2019, by and among Spirit MTA REIT, SMTA Financing JV, LLC, Banner NewCo LLC and Hospitality Properties Trust, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on June 3, 2019 and incorporated herein by reference.

3.1	Articles of Amendment and Restatement of Spirit MTA REIT, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Spirit MTA REIT, filed as Exhibit 3.3 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

3.3

Articles Supplementary for 10.0% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of Spirit MTA REIT, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

3.4	Liquidating Trust Agreement, dated January 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 2, 2020 and incorporated herein by reference.

4.1

Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.2

Amendment No. 1 to the Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated November 26, 2014, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.3

Series 2014-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.4

Series 2014-2 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.5

Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.6

Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated November 26, 2014, filed as Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.7

Omnibus Amendment to Certain Series Supplements among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.8

Amendment No. 2 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.9

Amendment No. 3 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 29, 2018, filed as Exhibit 4.9 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.10

Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 4.10 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

4.11

Amendment No. 1 to Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 30, 2018, filed as Exhibit 4.11 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.1

Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on June 21, 2018 and incorporated herein by reference.

10.2

Tax Matters Agreement between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.3

Insurance Sharing Agreement between Spirit Realty, L.P., Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.4

Registration Rights Agreement between Spirit Realty, L.P. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.5	Form of Indemnification Agreement, filed as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form 10-12B on May 4, 2018 and incorporated herein by reference.

10.6 +	Form of Restricted Share Award Agreement, filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form 10-12B on May 4, 2018 and incorporated herein by reference.

10.7 +	Non-Employee Trustee Compensation Program, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference

10.8

Spirit MTA REIT and Spirit MTA REIT, L.P. 2018 Incentive Award Plan, dated May 31, 2018, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 on May 31, 2018 and incorporated herein by reference.

10.9

Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated May 20, 2014, filed as Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.10

Amendment No. 1 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated November 26, 2014, filed as Exhibit 10.7 to Amendment No.1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.11

Amendment No. 2 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated December 14, 2017, filed as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.12

Amendment No. 3 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated November 1, 2018, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K on March 22, 2019 and incorporated herein by reference.

10.13

Class A Note Purchase Agreement between Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC, Spirit Realty, L.P., Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents and Barclays Bank PLC, dated November 1, 2018, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K on March 22, 2019 and incorporated herein by reference.

10.14

Fee Letter between Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC, Spirit Realty, L.P., Certain Conduit Investors, Certain Funding Agents, Committed Note Purchasers and Barclays Bank PLC, dated November 1, 2018, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K on March 22, 2019 and incorporated herein by reference.

10.15

Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC, Spirit SPE Portfolio 2006-2, LLC and Shopko Stores Operating Co., LLC, dated December 15, 2014, filed as Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.16

Amendment No. 1 to Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC, Spirit SPE Portfolio 2006-2, LLC and Shopko Stores Operating Co., LLC, dated January 16, 2018, filed as Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form 10-12B on April 13, 2018 and incorporated herein by reference.

10.17

Real Estate Sale Contract, dated June 2, 2019, by and between Banner NewCo LLC and Spirit FJ SMF SPE, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 3, 2019 and incorporated herein by reference.

10.18

Termination Agreement, dated June 2, 2019, by and among Spirit MTA REIT, Spirit Realty AM Corporation, Spirit Realty Capital, Inc. and Spirit MTA Preferred Holder, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 3, 2019 and incorporated herein by reference.

10.19

Interim Management Agreement, dated June 2, 2019, by and between Spirit MTA REIT and Spirit Realty AM Corporation, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 3, 2019 and incorporated herein by reference.

21.1*	List of Subsidiaries of Spirit MTA REIT as of December 31, 2019.

31.1*	Certification of Trustee pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
+	Indicates a management or non-employee trustee compensatory plan.

SPIRIT MTA REIT

Schedule III Real Estate and

Accumulated Depreciation

(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019
Concept	City, State	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation (b)	Total	Date of Construction	Date Acquired
7-Eleven	Arlington, TX	(a)	1,301	1,032	—	—	1,301	1,032	2,333	(925)	1,408	1978	02/26/07
Children's Learning Adventure	The Woodlands, TX	(a)	2,039	7,154	(1,338)	(4,495)	701	2,659	3,360	—	3,360	2011	09/25/13
Children's Learning Adventure	East Humble, TX	(a)	2,108	7,208	(1,412)	(4,536)	696	2,672	3,368	—	3,368	2012	12/10/13
Children's Learning Adventure	Henderson, NV	(a)	2,757	6,113	(1,920)	(4,278)	837	1,835	2,672	—	2,672	2010	05/16/14
SignatureCare Emergency Center	Midland, TX	(a)	3,074	2,033	—	—	3,074	2,033	5,107	(250)	4,857	2015	06/20/16
Exceptional Emergency Center	Orange, TX	(a)	389	2,090	—	—	389	2,090	2,479	(173)	2,306	2015	06/20/16
Vacant	Kansas City, KS	(a)	1,932	5,629	(1,578)	(4,580)	354	1,049	1,403	—	1,403	2009	07/17/13
Vacant	Sacramento, CA	(a)	1,236	2,883	(619)	(1,646)	617	1,237	1,854	(36)	1,818	1990	09/29/15
Vacant	Denver, CO	(a)	4,124	4,229	(2,833)	(3,222)	1,291	1,007	2,298	—	2,298	1980	08/21/15
Vacant	El Paso, TX	(a)	891	3,555	(716)	(2,867)	175	688	863	(21)	842	2015	06/20/16
Vacant	Tyler, TX	(a)	1,527	2,374	(1,135)	(1,788)	392	586	978	—	978	2015	06/20/16
Net Liquidation Adjustment (c)											12,140
			21,378	44,300	(11,551)	(27,412)	9,827	16,888	26,715	(1,405)	37,450

(a)	Represents unencumbered properties.
(b)	As a result of adopting the Liquidation Basis of Accounting, assets were no longer depreciated as of September 1, 2019.
(c)

Under the Liquidation Basis of Accounting, real estate holdings are carried at their estimated liquidation values. The net liquidation adjustment represents the Company’s remeasurement of the properties from the carrying value of the properties to reflect the estimated liquidation value.

(d)	Prior to adopting the Liquidation Basis of Accounting, land improvements were depreciated over 8 to 17 years. Building and improvements were depreciated over 11 to 50 years.
(e)	The aggregate cost of properties for federal income tax purposes is approximately $48.6 million at December 31, 2019.

	2019	2018	2017
Land, buildings, and improvements
Balance at the beginning of the year	$2,397,482	$2,631,254	$2,541,175
Additions:
Acquisitions, contributions, capital expenditures, and reclassifications from held for sale and deferred financing leases	11,036	205,824	261,875
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	(2,307,674)	(70,568)	(101,168)
Reclassifications to held for sale	—	(58,860)	(27,342)
Impairments and basis reset due to impairment	(74,129)	(310,168)	(43,286)
Liquidation adjustment	10,735	—	—
Gross Real Estate Balance at close of the year	$37,450	$2,397,482	$2,631,254

Accumulated depreciation and amortization
Balance at the beginning of the year	$(459,615)	$(557,948)	$(496,579)
Additions:
Depreciation expense, contributions and reclassifications from held for sale	(41,893)	(89,513)	(95,328)
Deductions:
Dispositions and transfers of land, buildings, and improvements and other adjustments including basis reset due to impairment	463,449	175,666	39,852
Reclassifications to held for sale	36,654	12,180	(5,893)
Liquidation adjustment	1,405	—	—
Balance at close of the year	$—	$(459,615)	$(557,948)

Net Real Estate Investment	$37,450	$1,937,867	$2,073,306

SPIRIT MTA REIT

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2019

(In thousands)

	2019	2018	2017
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$29,479	$32,307	$35,929
Additions during period
New mortgage loans	—	2,888	—
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	(27,890)	(4,417)	(3,227)
Write-off due to Shopko foreclosure	(1,589)	—	—
Amortization of premium	—	—	(6)
Mortgage loans receivable December 31,	—	30,778	32,696
Mortgage loan loss provisions	—	(1,299)	(389)
Total mortgage loans receivable, net	$—	$29,479	$32,307

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SMTA Liquidating Trust

By:	/s/ Richard J. Stockton
Name:	Richard J. Stockton
Title:	Trustee

Date: March 30, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Richard J. Stockton, our true and lawful attorney with full power to him, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable SMTA Liquidating Trust to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven G. Panagos	Trustee	March 30, 2020

/s/ Steven H. Shepsman	Trustee	March 30, 2020

/s/ Richard J. Stockton	Trustee	March 30, 2020

/s/ Thomas J. Sullivan	Trustee	March 30, 2020