Form 10-K
period 2020-12-31
SMTA Liquidating Trust
filed 2021-03-26
CIK 1722992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 001-38414

SMTA LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Maryland	84-6971050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 5084, East Hampton, NY 11937	(646) 677-1823
(Principal address; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of exchange on which registered:
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

As of March 26, 2021, there were 43,177,955 trust units of beneficial interest in SMTA Liquidating Trust outstanding.

Documents Incorporated by Reference

None.

*

SMTA Liquidating Trust is the transferee of the assets and liabilities of Spirit MTA REIT and files reports under the Commission file number for Spirit MTA REIT. Spirit MTA REIT filed a Form 15 on January 3, 2020, indicating its notice of termination of registration.

GLOSSARY

Annualized Cash Rent	Annualized Contractual Rent, less any rent reserved for

Annualized Contractual Rent	Contractual Rent multiplied by twelve

ASC	Accounting Standards Codification

Asset Management Agreement	Asset Management Agreement between Spirit MTA REIT and its Manager dated May 31, 2018

ASU	Accounting Standards Update

CMBS	Commercial mortgage-backed securities

Code	Internal Revenue Code of 1986, as amended

Collateral Pool	Pool of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2014

Contractual Rent	Monthly contractual cash rent, excluding percentage rents, from properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period. We use Contractual Rent when calculating certain metrics that are useful to evaluate portfolio credit, asset type, industry, and geographic diversity and to manage risk.

CPI	Consumer Price Index

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

GAAP	Generally Accepted Accounting Principles in the United States

Initial Manager	Spirit Realty AM Corporation, a wholly owned subsidiary of Spirit Realty Capital, Inc. and the initial external manager of the Liquidating Trust

Interim Management Agreement	Interim Management Agreement dated June 2, 2019, by and between SMTA and the Initial Manager to provide external management services to the Liquidating Trust

LIBOR	London Interbank Offered Rate

Liquidating Trust	SMTA Liquidating Trust

Manager	Walker, Truesdell, Roth & Associates, Inc., our external manager

Master Trust 2014	The asset-backed securitization trust established in 2005, and amended and restated in 2014, which issues non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans from time to time. Indirect special purpose entity subsidiaries of the Company are the borrowers.

Master Trust 2014 Sale	The sale of the entities comprising Master Trust 2014 to SVC completed September 20, 2019

Other Properties	One of two reportable segments consisting of all properties not included in the Master Trust 2014 Collateral Pool

Plan of Liquidation	Plan providing for the winding up and complete liquidation of SMTA, and the dissolution and termination of SMTA or the conversion of SMTA to another liquidating entity, following the closing of the Master Trust 2014 Sale

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any

REIT	Real Estate Investment Trust

SEC	Securities and Exchange Commission

SMTA	Spirit MTA REIT, a Maryland real estate investment trust and the predecessor to the Liquidating Trust.

Spirit	Spirit Realty Capital, Inc.

SVC	Service Properties Trust (f/k/a Hospitality Properties Trust, or HPT)

Trust Agreement	Liquidating Trust Agreement dated January 1, 2020 for the creation and operation of SMTA Liquidating Trust

Trust Units	Non-transferrable units of beneficial interest of the Liquidating Trust distributed to SMTA shareholders on January 1, 2020, with each shareholder receiving one Trust Unit for each common share of SMTA held by the shareholder as of December 31, 2019

Vacant	Owned properties that are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the “Company,” “we,” “us” or “our” refer to SMTA Liquidating Trust.

On November 19, 2020, the SEC adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Item 301 of Regulation S-K in this Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

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

The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;

•	our dependence on Walker, Truesdell, Roth & Associates, Inc., our external Manager, to manage and liquidate our remaining assets;

•

the financial performance of our remaining tenants, in particular as a result of the effects of the global outbreak of novel coronavirus disease (COVID-19), including the response by the federal, state and local governments to combat the pandemic;

•	the impact of any financial, accounting, legal or regulatory issues, bankruptcy or litigation that may affect us or our remaining tenants;

•	volatility and uncertainty in the financial markets, including potential fluctuations in the consumer price index; and

•

general risks affecting the real estate industry and local real estate markets (including, without limitation, the effects of the COVID-19 pandemic, market value of our properties, potential illiquidity of our remaining real estate investments, condemnations, and potential damage from natural disasters).

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

Available Information

We do not maintain an executive office, but we can be contacted at PO Box 5084, East Hampton, NY 11937 and via telephone at 646-677-1823. We maintain a website at www.smtaliquidatingtrust.com. Access to copies of our annual report on Form 10-K and the prior annual reports on Form 10-K filed by SMTA, current reports on Form 8-K, and other materials previously filed with or furnished to the SEC, including amendments to such filings or furnishings, may be obtained free of charge from our website, or through the SEC’s website, www.sec.gov. On January 3, 2020, we filed with the SEC a Form 15 to terminate the registration of SMTA’s common shares under the Exchange Act. To the extent required under rules and guidance of the SEC, the Liquidating Trustees will continue to file with the SEC (i) Annual Reports on Form 10-K (including with unaudited financial statements) and (ii) Current Reports on Form 8-K upon the occurrence of material events relating to us. These filings will be available promptly on our website after we file them with, or furnish them to, the SEC.

Item 1. Business

OVERVIEW

Until January 1, 2020, our predecessor, Spirit MTA REIT, or SMTA, operated as an externally managed REIT that owned and managed a portfolio of single-tenant, operationally essential real estate throughout the United States that was generally leased on a long-term, triple-net basis to tenants operating within retail, office, and industrial property types. SMTA began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital Inc., or Spirit.

LIQUIDATION OF SMTA

On July 11, 2019, the board of trustees of SMTA adopted a plan of voluntary dissolution, or the Plan of Liquidation, which was subsequently approved by the shareholders of SMTA on September 4, 2019. The Plan of Liquidation provided for an orderly sale of SMTA’s remaining assets, payment of its liabilities and other obligations, and the winding up of its operations and its dissolution.

In accordance with the Plan of Liquidation, as of 12:01 A.M. Eastern Time on January 1, 2020, or the Effective Time, SMTA entered into a Liquidating Trust Agreement, or the Trust Agreement, for the creation and operation of a newly-created trust called SMTA Liquidating Trust, a Maryland common law trust, or the Liquidating Trust and transferred to the Liquidating Trust the remaining 11 properties and other assets then owned by SMTA (subject to all of SMTA’s liabilities). Pursuant to the Trust Agreement, as of the Effective Time, Steven G. Panagos, Steven H. Shepsman, Richard J. Stockton and Thomas J. Sullivan, the four members of the board of trustees of SMTA, were appointed as the trustees of the Liquidating Trust, or the Liquidating Trustees. Also, as of the Effective Time, all of the units of beneficial interests of the Liquidating Trust, or the Trust Units, were distributed to SMTA’s shareholders, with each shareholder receiving one Trust Unit for each common share of SMTA then held of record by such shareholder.

As of the Effective Time, SMTA was dissolved and terminated and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Accordingly, on January 3, 2020, Form 15 was filed with the Securities and Exchange Commission, or the SEC, to terminate the registration of the common shares of SMTA under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

The Liquidating Trust’s activities are restricted to winding up the affairs of SMTA as promptly as reasonably possible. Under the terms of the Trust Agreement, the Liquidating Trust will not acquire any new properties, and is focused on liquidating the remaining assets. The Liquidating Trust will terminate upon the earlier of the distribution of all of the Liquidating Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the effective date of the Liquidating Trust (or January 1, 2023). The existence of the Liquidating Trust may, however, be extended for fixed-term extensions under certain circumstances at the Liquidating Trustees’ reasonable discretion pursuant to the terms of the Trust Agreement. The aggregate of all such extensions may not exceed three years unless the Liquidating Trustees receive a favorable ruling from the Internal Revenue Service that any further extension would not adversely affect its status as a liquidating trust within the meaning of Treasury Regulations Section 301.7701-4(d) for federal income tax purposes. This description of the Trust Agreement is qualified in its entirety by the text of the Trust Agreement, which has been incorporated by reference as an exhibit to this Annual Report.

THE MANAGER

In connection with the closing of the Master Trust 2014 Sale, the Asset Management Agreement between SMTA and Spirit Realty AM Corporation, a wholly owned subsidiary of Spirit Realty Capital, Inc. (or the Initial Manager) was terminated and replaced by an Interim Management Agreement under which the Initial Manager agreed to provide external management services for an initial annual term beginning September 20, 2019 for $1 million, plus certain cost reimbursements. The Interim Management Agreement was assigned by SMTA to the Liquidating Trust by operation of law at the Effective Time.

On March 18, 2020, the Initial Manager notified the Liquidating Trust of its intent to terminate the Interim Management Agreement with the Liquidating Trust effective September 14, 2020. After receipt of the termination notice from the Initial Manager, the Liquidating Trust began a search process for a replacement manager. On April 16, 2020, the Liquidating Trust entered into an engagement agreement (or the Engagement Agreement) with Walker, Truesdell, Roth & Associates, Inc. (or WTR or the Manager), pursuant to which WTR agreed to serve as manager of the Liquidating Trust under the direction and supervision of the Liquidating Trustees. WTR served as manager alongside the Initial Manager for a transition period until September 4, 2020, when the Interim Management Agreement was formally terminated, which resulted in the resignation of the Initial Manager. The Engagement

Agreement with WTR provides that WTR receive a fee of $25,000 per month for each of the first three months to act as manager of the Liquidating Trust and $20,000 per month thereafter, with certain services being charged on an hourly rate to be paid in addition to the $20,000 base monthly payment. The Liquidating Trustees and WTR subsequently agreed that the Liquidating Trust would pay a flat fee of $25,000 per month after the first three months in lieu of having WTR charge hourly for certain other services. The Engagement Agreement may be terminated by WTR or the Liquidating Trust on 30 days’ written notice.

Under the terms of the Engagement Agreement, WTR has responsibility for our day-to-day affairs, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Liquidating Trustees, manages our remaining properties and renders other services deemed appropriate by the Liquidating Trustees. We do not have any employees. The individuals who perform services under the Engagement Agreement are employees of, or consultants retained by, WTR or its affiliates. This description of our Engagement Agreement is qualified in its entirety by the text of the Engagement Agreement, which has been included as an exhibit to this Annual Report.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

In accordance with the Trust Agreement, we are committed to winding up the affairs of the Liquidating Trust as promptly as reasonably possible, and we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining assets at the highest possible price in order to maximize the return to our beneficiaries and (ii) the ability of prospective buyers to finance the acquisition of our assets. Until we successfully sell our remaining properties, our primary operating strategy is to enhance the performance and value of these properties through strategies designed to address the needs of current and prospective tenants.

REAL ESTATE PORTFOLIO

Since January 1, 2020, the Liquidating Trust has completed the sale of eight of the 11 properties that were transferred to it by SMTA in connection with the Plan of Liquidation and the Liquidating Trust’s formation for approximately $21 million in gross proceeds. The Liquidating Trust recently completed lease modifications, for which new leases were entered into with respect to the remaining properties (located in The Woodlands, TX; East Humble, TX; and Henderson, NV). The Liquidating Trust will market these remaining properties with the objective of completing the monetization of its property portfolio as soon as practicable. See “Item 2 - Properties” for further information on our remaining properties.

DISTRIBUTIONS TO TRUST UNIT HOLDERS

On November 2, 2020, we distributed $0.50 per Trust Unit to the Trust Unit holders, resulting in an aggregate payment of $21,588,977.50 to all Trust Unit holders since January 1, 2020.

In 2019, SMTA paid total dividends of $9.99 per share to its stockholders, resulting in an aggregate payment of $430,756,169.96 to all stockholders.

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

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, which could materially affect our financial condition and Plan of Liquidation. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our financial condition and Plan of Liquidation.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic affects how our tenants operate their businesses, and the duration and extent to which this will impact our ability to market and sell our remaining properties remains uncertain.

The full impact of COVID-19 is unknown and rapidly changing. The pandemic has caused substantial disruption in the U.S. economy. The outbreak is having a significant adverse impact on our tenants, all three of whom are in the childcare services industry. In response to public health guidance, federal, state and local governments have implemented measures to contain the virus, including social distancing, changes in regulations, increased daycare closures, limitations on enrollment and other changes in operating practices of our tenants. Moreover, the uncertainties related to the COVID-19 pandemic and its continued effect on the childcare industry and real estate market generally is uncertain and these uncertainties may impact the value and consideration we can obtain, and our ability to timely sell, our remaining properties.

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

As of the date of this report, none of our remaining properties are subject to a binding sales agreement providing for their disposition. However, we may have overestimated the sales price that we will ultimately be able to obtain for these properties. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for these properties in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to holders of Trust Units would be delayed and/or reduced. Furthermore, the projected amounts of liquidating distributions to holders of Trust Units are based upon current appraisals and/or other indicators of value of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, and the perceived quality and dependability of income flows from tenancies. The COVID-19 pandemic has impacted our ability to market our properties, and as a result there is unpredictability around when we will be able to sell our remaining properties.

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

The liquidation and dissolution process is subject to numerous uncertainties and may result in less capital than anticipated, or none at all, remaining available for future distribution to holders of Trust Units. The precise nature, amount and timing of any future distribution to holders of Trust Units will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make any distributions. Because the COVID-19 pandemic has impacted our ability to sell our remaining properties, and may delay such sales for an unpredictable amount of time, we may continue to incur liabilities and expenses relating to the remaining properties that we did not anticipate.

We will continue to incur certain expenses associated with complying with public company reporting requirements.

In accordance with the Trust Agreement, we will be required to continue to comply with certain reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. We expect to continue to file annual reports on Form 10-K and current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that the SEC may require. While the financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles, it is not contemplated that the financial statements will be reviewed or audited by independent registered public accountants. We will continue to incur costs associated with the preparation and filing of those reports, including legal and accounting fees, and we will continue to apply resources of the Liquidating Trust to comply with our SEC reporting obligations. These expenses may be substantial and may reduce any distributions that we make to holders of Trust Units.

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

RISKS RELATED TO OUR REMAINING PROPERTIES

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

Our ability to maximize the value in our remaining properties is dependent on the financial stability of our tenants’ financial condition. Adverse economic conditions, including as a result of the global outbreak of novel coronavirus disease (COVID-19), high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial condition of our tenants and result in a decline in rent or an increased incidence of default under existing leases of our remaining properties. Such adverse economic conditions may also reduce overall demand for our remaining properties, which could adversely affect our ability to maintain our current tenants or for a potential purchaser to attract new tenants.

At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of our remaining properties or of their business as whole. As a result, a tenant may decline to extend a lease upon its expiration, fail to make rental payments when due, abide by the terms and conditions of the tenant’s lease agreement, become insolvent or declare bankruptcy.

Moreover, because all three of our remaining properties are occupied by affiliates of Children’s Learning Adventure USA, LLC (“CLA”), any downturn of CLA could impact the value and our ability to collect revenue on all three of our remaining properties. CLA has experienced financial challenges, including a prior filing by affiliates of CLA under Chapter 11 of the U.S. Bankruptcy Code, which was subsequently dismissed, and, as a result, this may impair our ability to receive rent or other payments from our tenants, delay the sale of these properties and/or significantly decrease the value of these properties. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failure to successfully operate their businesses could materially and adversely affect our results of operations and the value of our remaining properties.

RISKS RELATED TO OUR TRUST UNITS

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Tenant Concept	Industry	Asset Type	Square Feet	City	State	Zip Code	Annualized Cash Rent (Thousands) (1)(2)	Remaining Lease Term (Years)
Early Childhood Learning Center (3) (4)	Education	Retail	25,190	The Woodlands	TX	77384	$650	15.0
Early Childhood Learning Center (3) (4)	Education	Retail	25,737	East Humble	TX	77396	$300	15.0
Early Childhood Learning Center (3) (4)	Education	Retail	20,032	Henderson	NV	89052	$750	15.0

(1)	The Annualized Cash Rent shown above is the full rent due pursuant to new leases, effective January 1, 2021.
(2)	The properties above paid $1.2 million in rent, percentage rent and past due rent in 2020.
(3)	Tenant’s bankruptcy case was dismissed in November 2020. New leases were entered into with affiliates of Tenant.
(4)

Tenant entered into a lease termination agreement wherein amounts for past due rent and real estate tax reserves was agreed upon and paid upon signing of new leases. New leases provide for reduced base rent in addition to percentage rent from July 1, 2020 through December 31, 2020. Full rent became payable effective January 1, 2021.

Item 3. Legal Proceedings

From time-to-time, we may be subject to certain claims and lawsuits in the ordinary course, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these ordinary course claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

The Liquidating Trust has no equity compensation plans in place.

Item 6. Selected Financial Data

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2020. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report, that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Some of the financial and other information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and amount and timing of dispositions. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include, without limitation, those set forth under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the SEC. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent required by law. For a discussion of important risks related to our financial condition and Plan of Liquidation, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A – Risk Factors” and “Liquidity and Capital Resources.”

OVERVIEW AND BACKGROUND

On January 1, 2020, in connection with the Plan of Liquidation, SMTA entered into a Liquidating Trust Agreement and transferred and assigned its remaining properties to the Liquidating Trust. SMTA was dissolved and terminated, and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Accordingly, on January 3, 2020, Form 15 was filed with the SEC to terminate the registration of the common shares of SMTA under the Exchange Act. During the fiscal year ended December 31, 2020, we completed the sale of eight properties (five vacant and three occupied). As a result, our remaining net assets at the date of this report are primarily comprised of three properties. See “Item 2 – Properties” for details on these assets. The dissolution process and the amount and timing of distributions to holders of Trust Units involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to holders of Trust Units, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets of the financial statements included elsewhere in this report.

Between January 1, 2020 and December 31, 2020 the Liquidating Trust sold eight of its remaining properties located in Tyler, Texas; Orange, Texas; Arlington, Texas; Denver, Colorado; Sacramento, California; Midland, Texas; El Paso, Texas; and Kansas City, Kansas for gross proceeds of $21.0 million.

On September 4, 2020, the Liquidating Trust terminated its relationship with Spirit Realty, Inc., its Initial Manager, and WTR became the Liquidating Trust’s sole manager.

On November 2, 2020, the Liquidating Trust distributed $0.50 per Trust Unit to the Trust Unit holders, for an aggregate payment of approximately $21.6 million to all Trust Unit holders.

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

Basis of Accounting—Liquidation Basis

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

REIT Status

SMTA elected to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2018. We believe SMTA was organized and operated in a manner that allowed it to qualify as a REIT until January 1, 2020 when SMTA was dissolved. To maintain its REIT status, SMTA was required to annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of share ownership. Provided that SMTA qualified for taxation as a REIT, it was generally not subject to corporate level federal income tax on the earnings distributed to its shareholders that it derived from its REIT qualifying activities. SMTA was still subject to state and local income and franchise taxes and to federal income and excise tax on its undistributed income. If the Internal Revenue Service were to determine that SMTA failed to qualify as a REIT in any taxable year, and it was unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal income tax at the regular corporate rates.

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

During the fiscal year ended December 31, 2020 we sold eight of our remaining 11 properties listed below for gross proceeds of approximately $21 million.

Property	Square Feet	City, State	Sale Price ($)	Closing Date
Former Neighbors Health System	6,371	Tyler, TX	2,000,000	1/17/20
Exceptional Emergency Center	6,500	Orange, TX	2,350,000	2/21/20
7-Eleven	4,000	Arlington, TX	3,556,000	6/25/20
Former Best Car Buys	20,559	Denver, CO	4,000,000	5/28/20
Former Fitness Evolution	28,580	Sacramento, CA	1,253,588	5/28/20
SignatureCare ER	8,000	Midland, TX	4,600,000	6/10/20
Former Neighbors Health System	8,694	El Paso, TX	2,000,000	6/3/20
Former Best Buy	46,449	Kansas City, KS	1,275,000	8/5/20

For our three remaining properties, the net realizable value was derived using a range of values, including brokers’ and the Liquidating Trustees’ opinions of value. We reduced the liquidation value of investments in real estate by $1.4 million during 2020 to reflect the actual sales prices achieved and our estimate for our remaining three properties. The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, the impact of potential risks, or public perception of risks, related to COVID-19 could have a material impact on the liquidation value of remaining properties and timing of liquidation. The affiliate tenants of the remaining properties are early childcare centers, and particularly vulnerable to risks related to COVID-19. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our operations, including timing and amount of future sales proceeds, will depend on future developments, which are highly uncertain and cannot be predicted. See “Risk Factors” under Part 1A of this Annual Report on Form 10-K.

Net realizable value of other assets and liabilities

Upon adoption of the Plan of Liquidation, the evaluation of the remaining assets for collectability and remaining liabilities for expected settlement amount resulted in a net write-off of $24.1 million. This was driven by a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles. This was partially offset by the accrual of a $5.2 million tax refund receivable of which $1.7 million was collected during the fiscal year ended December 31, 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to SVC in conjunction with the Master Trust 2014 Sale. The remaining other assets balance of $3.5 million and $5.3 million at December 31, 2020 and December 31, 2019, respectively, is primarily attributable to the tax refund receivable. The remaining accounts payable and other liabilities balance of $0.5 million and $5.9 million is primarily attributable to accrued general and administrative expenses which were incurred in 2020 and 2019 and reclassified from estimated expense in excess of estimated income during liquidation to accounts payable and other liabilities as of December 31, 2020 and 2019, respectively, as they are no longer estimated.

Estimated expense in excess of estimated income during liquidation

As a basis for our assumptions, at December 31, 2020, we expect to sell the remaining three properties during 2021 and to complete our liquidation by June 30, 2022, although there can be no assurance that we will meet the expected timing. The amounts estimated below may vary significantly due to, among other things, the timing of property sales, costs incurred to complete sales, timing and amounts associated with discharging liabilities and costs associated with the winding-up of our operations. Based on the foregoing, we accrued the following:

•

Rental income: $1.0 million was accrued as of December 31, 2019 and $1.7 million was collected during the year ended December 31, 2020. The additional $0.7 million collected resulted from entering into a restructuring agreement with the tenants of the remaining properties that resolved outstanding base rents and real estate tax reserves and resulted in new leases with affiliates of the tenants for the properties. The new leases provide for a reduced base rent in addition to percentage rent for the period beginning July 1, 2020 and ending December 31, 2020. Full rent is effective commencing January 1, 2021. During 2020 remeasurement adjustments increased estimated rental income by $2.8 million to reflect the settlement payment of past due rents and real estate tax reserves and the terms of the new leases over the expected time period to liquidate the properties.

•

Property costs: $1.3 million was accrued as of December 31, 2019 and $0.3 million was paid during the fiscal year ended December 31, 2020. During the fiscal year ended December 31, 2020, eight properties were sold, resulting in a remeasurement adjustment decreasing estimated property costs by $0.3 million, and $0.2 million was reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets. The December 31, 2020 balance of $0.5 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2021.

•

General and administrative: $6.2 million was accrued as of December 31, 2019, and $2.4 million was paid during the year ended December 31, 2020. The payments primarily relate to legal, tax, accounting, consulting, management fees and Liquidating Trustee fees. At December 31, 2020, $0.3 million of general and administrative expenses have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred, not yet paid. Over the course of the year ended December 31, 2020, a remeasurement adjustment increased estimated general and administrative expenses by $1.0 million to reflect legal, accounting, consulting, Liquidating Trustee fees, management fees and other professional fees and costs related to the extended termination date of the Liquidating Trust and an increase in contingency and rent reserves. The December 31, 2020 balance of $4.5 million includes estimates for professional fees for legal, accounting, tax or consulting services, management fees, Liquidating Trustee fees, insurance, rent reserves, taxes and other costs of liquidation.

•

Related party fees: $0.9 million was accrued as of December 31, 2019 and $0.7 million was paid during the year ended December 31, 2020. The payments relate to the management fees paid to the Initial Manager. In 2020, a remeasurement adjustment of $0.2 million decreased estimated related party fees to reflect actual fees paid. The Initial Manager was terminated on September 4, 2020.

•

Cost of real estate investment sales: $2.6 million was accrued as of December 31, 2019 and $1.1 million was paid during the year ended December 31, 2020 for the sales completed. In 2020, a remeasurement adjustment of $0.5 million decreased estimated costs of real estate investments sales to reflect revised estimates of selling costs for the remaining properties. The December 31, 2020 balance of $1.0 million represents the estimated costs of sales for the remaining three properties.

Due to the adoption of the Plan of Liquidation, we no longer report funds from operations or adjusted funds from operations as we no longer consider these to be key performance measures.

Changes in Liquidity

In the year ended December 31, 2020, our primary source of cash flow was net proceeds of $21.0 million from the sale of eight of the properties that were transferred to the Liquidating Trust in connection with the Plan of Liquidation, collection of $1.7 million in tax withholding and $1.7 million of cash rent collected. This was offset by:

•	payment of distributions to holders of trust units of $21.6 million, or $0.50 per Trust Unit, and

•

payment of costs of sales for the properties sold in 2020 of $1.2 million, general and administrative expenses of $2.4 million, related party asset management fees of $0.7 million and payment of accounts payable of $5.9 million in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses and distributions to the holders of Trust Units. As of December 31, 2020, our cash on hand totaled $9.7 million. We believe that remaining cash on hand will be sufficient to fund our operating expenses incurred during liquidation and other short-term liquidity requirements. We believe that cash on hand and proceeds from the remaining assets will provide sufficient liquidity to meet our obligations over the next 12 months or any shorter period during which we complete our liquidation.

Contractual Obligations

The Company had no outstanding purchase obligations or tenant improvement obligations as of December 31, 2020.

Liquidating Distributions

The actual amount and timing of, and record dates for, future liquidating distributions on our Trust Units will be determined by the Liquidating Trustees and will depend upon the timing and proceeds of the sales of our assets and the amounts deemed necessary by the Liquidating Trustees to pay or provide for our liabilities and obligations. Any such liquidating distributions on the Trust Units will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our leases with the three affiliated tenants at our remaining properties are triple net leases, where the tenant is responsible for property operating costs and expenses. However, in fiscal year 2020 these leases also provided for contingent rent based on the tenant’s revenue. Going forward, these leases do not feature such contingent rent. Due to the COVID-19 pandemic, the ability of the three affiliated tenants at our remaining properties to pay rent when due is highly uncertain and cannot be predicted due to the uncertainty surrounding the magnitude, duration and scope of the COVID-19 pandemic.

As of December 31, 2020, we had no outstanding debt and, therefore, changes in market interest rates would have no impact on the estimated costs expected to be incurred during the liquidation of the Company although changes in interest rates could have an impact on our property liquidations as a result of such interest rate changes having an impact on the ability of potential purchasers to obtain financing.

The estimated liquidation values of our remaining properties were based on assumptions and market conditions at December 31, 2020. The global outbreak of the COVID-19 pandemic could have a material impact on our operations, including without limitation, the financial condition of existing tenants, the liquidation value of remaining properties, the timing of liquidation and the ability of potential purchasers to obtain financing. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our financial condition and Plan of Liquidation will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Accordingly, we cannot predict the extent to which our liquidation of assets and ultimate distributions will be affected.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplemental Data

Consolidated Statement of Net Assets (Liquidation Basis) of SMTA Liquidating Trust (formerly known as Spirit MTA REIT) as of December 31, 2020 and December 31, 2019	15

Consolidated Statement of Changes in Net Assets (Liquidation Basis) of SMTA Liquidating Trust (formerly known as Spirit MTA REIT) for the Year Ended December 31, 2020 and the Fourth Months Ended December 31, 2019	15

Consolidated Statements of Operations and Comprehensive Income (Loss) (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019	16

Consolidated Statements of Changes in (Deficit) Equity (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019	17

Consolidated Statements of Cash Flows (Going Concern Basis) of Spirit MTA REIT for the Eight Months Ended August 31, 2019	18

Notes to Consolidated Financial Statements	20

Schedule I—Real Estate and Accumulated Depreciation as of December 31, 2020 and December 31, 2019.	44

Schedule II—Mortgage Loans on Real Estate as of December 31, 2020 and December 31, 2019.	45

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMTA LIQUIDATING TRUST

(Formerly known as Spirit MTA REIT)

Consolidated Statement of Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

	December 31, 2020	December 31, 2019
Assets
Real Estate Assets, net	$15,000	$37,450
Cash and cash equivalents	$9,730	$17,183
Other Assets	$3,533	$5,266

Total Assets	$28,263	$59,899

Liabilities
Liability for estimated expense in excess of estimated income during liquidation	$3,931	$9,973
Accounts payable and other liabilities	$469	$5,851

Total liabilities	$4,400	$15,824
Commitments and contingencies (see Note 9)

Net Assets in liquidation	$23,863	$44,075

See accompanying notes

SMTA LIQUIDATING TRUST

(Formerly known as Spirit MTA REIT)

Consolidated Statement of Changes in Net Assets

(In Thousands)

(Liquidation Basis)

(Unaudited)

	Period from January 1, 2020 through December 31, 2020	Period from September 1, 2019 through December 31, 2019
Net assets in liquidation, beginning of period	$44,075	$377,226
Change in liquidation value of investments in real estate	$(1,415)	$11,719
Remeasurement of assets and liabilities	$2,792	$554

Net increase in liquidation value	$1,377	$12,273

Liquidating distributions to common shareholders	$(21,589)	$(345,424)

Net Assets in liquidation, end of period	$23,863	$44,075

See accompanying notes

SPIRIT MTA REIT

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Share and Per Share Data)

(Going Concern Basis)

(Unaudited)

Eight Months Ended August 31,
2019
Revenues:
Rental income	$132,812
Interest income on loans receivable	2,669
Other income	2,916

Total revenues	138,397
Expenses:
General and administrative	5,703
Related party fees	18,057
Transaction costs	6,223
Shopko-related expenses	10,116
Property costs (including reimbursable)	4,887
Interest	78,254
Depreciation and amortization	47,378
Impairment, net of recoveries for loan losses	4,869

Total expenses	175,487
Other (loss) income:
Loss on debt extinguishment	(21,411)
Gain on disposition of real estate assets	1,740

Total other (loss) income	(19,671)

(Loss) income before income tax expense	(56,761)
Income tax expense	(86)

Net (loss) income and total comprehensive (loss) income	(56,847)
Preferred dividends	(10,611)

Net (loss) income attributable to common shareholders	$(67,458)

Net (loss) income per share attributable to common shareholders:
Basic	$(1.57)
Diluted	$(1.57)
Weighted average common shares outstanding:
Basic	42,938,777
Diluted	42,938,777

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Changes in (Deficit) Equity

(In Thousands, Except Share Data)

(Going Concern Basis)

(Unaudited)

	Redeemable Preferred Equity					Shareholders’ (Deficit) Equity and Parent Company Equity
	SMTA Preferred Shares		SubREIT Preferred Shares			Common Shares
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value and Capital in Excess of Par Value	Total Redeemable Preferred Equity	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Net Parent Investment	Total Shareholders’ and Parent Company (Deficit) Equity
Balances, January 1, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,000,862	$430	$201,056	$(291,071)	$—	$(89,585)
Net loss	—	—	—	—	—	—	—	—	(56,847)	—	(56,847)
Issuance of preferred shares, net	—	—	—	—	—	—	—	(25)	—	—	(25)
Dividends declared on common shares	—	—	—	—	—	—	—	—	(28,461)	—	(28,461)
Dividends declared on preferred shares	—	—	—	—	—	—	—	—	(10,611)	—	(10,611)
Share-based compensation, net	—	—	—	—	—	163,693	2	1,403	(18)	—	1,387
Tax withholdings related to net stock settlements	—	—	—	—	—	(4,624)	—	—	(36)	—	(36)

Balances, August 31, 2019	6,000,000	$150,000	5,125	$5,125	$155,125	43,159,931	$432	$202,434	$(387,044)	$—	$(184,178)

See accompanying notes.

SPIRIT MTA REIT

Consolidated Statements of Cash Flows

(In Thousands)

(Going Concern Basis)

(Unaudited)

Eight Months Ended August 31,
2019
Operating activities
Net (loss) income	$(56,847)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,378
Impairment, net of recoveries for loan losses	4,869
Amortization of deferred financing costs	3,692
Amortization of debt discounts	4,593
Share-based compensation expense	1,405
Loss on debt extinguishment, net	21,411
Gain on disposition of real estate assets	(1,740)
Non-cash revenue	(2,482)
Non-cash promote fee expense	—
Bad debt expense and other	950
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,495
Accounts payable, accrued expenses and other liabilities	7,473

Net cash provided by operating activities	33,197
Investing activities
Acquisitions of real estate	—
Capitalized real estate expenditures	(5,891)
Collections of principal on loans receivable	36,399
Proceeds from dispositions of real estate and other assets	32,660

Net cash provided by (used in) investing activities	63,168
Financing activities
Borrowings under mortgages and notes payable	—
Repayments under mortgages and notes payable	(27,025)
Restricted cash surrendered in loan foreclosure	(21,227)
Debt extinguishment costs	(144)
Deferred financing costs	—
Repurchase of common shares for tax withholdings related to net shares settlements	(36)
Proceeds from issuance of preferred shares, net of offering costs	(25)
Dividends paid on common shares	(85,652)
Dividends paid on preferred shares	(7,958)
Contributions from parent company	—
Distributions to parent company	—

Net cash (used in) provided by financing activities	(142,067)

Net (decrease in) increase in cash, cash equivalents and restricted cash	(45,702)
Cash, cash equivalents and restricted cash, beginning of period	205,100

Cash, cash equivalents and restricted cash, end of period	$159,398

Eight Months Ended August 31,
2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment contribution from parent	$—
Investment distribution to parent	—
Financing provided in connection with the disposition of assets	—
Issuance of common shares	—
Preferred equity issuance	—
Relief of debt through sale or foreclosure of real estate properties	160,785
Net real estate and other assets surrendered to lender	159,735
Accrued capitalized costs	3,364
Distributions declared and unpaid	2,653
Supplemental Cash Flow Disclosures:
Interest paid	$66,495
Taxes paid	$139

See accompanying notes.

SMTA LIQUIDATING TRUST

(Formerly known as Spirit MTA REIT)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Organization and Operations

Spirit MTA REIT (“SMTA” or the “Company”) operated as an externally managed REIT formed in Maryland. The Company began operations through predecessor legal entities which were wholly-owned subsidiaries of Spirit Realty Capital, Inc. (“Spirit”). On May 31, 2018, Spirit completed the Spin-Off that resulted in the Company’s establishment as an independent, publicly traded company. The Spin-Off was effected by means of a pro rata distribution of SMTA common shares to Spirit stockholders of record as of the close of business on the record date. In conjunction with the Spin-Off, SMTA and a wholly-owned subsidiary of Spirit (the “Manager”) entered into an Asset Management Agreement under which the Manager provided external management of SMTA.

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

On March 18, 2020, the Manager notified the Liquidating Trust of its intent to terminate the Interim Management Agreement with the Liquidating Trust effective September 14, 2020. After receipt of the termination notice from the Manager, the Liquidating Trust began a search process for a replacement manager, On April 16, 2020, the Liquidating Trust entered into an engagement agreement (the “Engagement Agreement”) with Walker, Truesdell, Roth & Associates, Inc. (“WTR”), pursuant to which WTR agreed to serve as manager of the Liquidating Trust under the direction and supervision of the Liquidating Trustees. WTR served as a manager alongside the Initial Manager for a transition period until September 4. 2020, when the Interim Management Agreement was formally terminated, which resulted in resignation of the Manager.

In accordance with the Plan of Liquidation, on January 1, 2020, SMTA entered into a Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of a newly-created trust called SMTA Liquidating Trust (the “Liquidating Trust”), a Maryland common law trust, and transferred to the Liquidating Trust the remaining 11 properties and other assets then owned by SMTA (subject to all of SMTA’s liabilities). Also, all of the units of beneficial interests of the Liquidating Trust, or the Trust Units, were distributed to SMTA’s shareholders, with each shareholder receiving one Trust Unit for each common share of SMTA then held of record by such shareholder. This return of capital distribution of $1.34 per share was reported to shareholders of record on Form 1099-DIV. SMTA was dissolved and terminated and all of the outstanding common shares of SMTA were cancelled and are no longer outstanding.

The Liquidating Trust’s activities are restricted to winding up the affairs of SMTA as promptly as reasonably possible. Under the terms of the Trust Agreement, the Company will not acquire any new properties, and is focused on liquidating its remaining assets. As of the date of the report, the Company has sold eight of the 11 properties remaining at December 31, 2019, for a total of $21.0 million, and owns a total of three properties.

The accompanying financial statements reflect the accounts and activities of SMTA Liquidating Trust and its wholly-owned subsidiaries and, for certain periods prior to January 1, 2020, its predecessor entities.

Note 2. Plan of Liquidation

The Plan of Voluntary Liquidation provides for an orderly sale of the Company’s remaining assets, payment of the Company’s liabilities and other obligations, and the winding up of operations and dissolution of the Company following the Master Trust 2014 Sale, which occurred on September 20, 2019. The Plan of Voluntary Liquidation enables the Company to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the board of trustees. On January 1, 2020, the Company transferred and assigned its remaining assets to the Liquidating Trust. The Liquidating Trust expects to pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its remaining assets to the holders of interests in the Liquidating Trust.

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

Note 3. Summary of Significant Accounting Policies

As a result of the approval of the Plan of Liquidation in September 2019, the Company’s financial position and results of operations for the year ended December 31, 2019 have been presented using two different presentations. The Company adopted the liquidation basis of accounting as of September 1, 2019 and for the period subsequent to September 1, 2019. As a result, a consolidated statement of net assets is presented, which represents the estimated amount of net cash that the Company reasonably expects to collect as it carries out its Plan of Liquidation. In addition, a consolidated statement of changes in net assets reflects changes in net assets from the original estimated values as of September 1, 2019 through the most recent periods presented, as further described below.

All financial results and disclosures up through August 31, 2019, prior to adopting the liquidation basis of accounting, will be presented based on a going concern basis, which contemplated the realization of assets and liabilities in the normal course of business. As a result, the consolidated statement of operations, the consolidated statements of changes in (deficit) equity and the consolidated statement of cash flow for the eight months ended August 31, 2019 used the going concern basis presentation consistent with the Company’s Annual Report on Form 10-K for prior reporting periods, as further described below.

Basis of Accounting—Going Concern Basis

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 7). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2019, there were no encumbered special purpose entities.

Basis of Accounting—Liquidation Basis

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

Net assets in liquidation represents the estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated. These uncertainties are potentially more significant due to the COVID-19 pandemic.

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

Segment Reporting

The Company views its operations in two segments-Master Trust 2014 and all other properties (“Other Properties”). The Master Trust 2014 segment was sold on September 20, 2019.

Revenue Recognition—Going Concern Basis

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

Rental income was subject to an evaluation for collectability, which included management’s estimates of amounts that would not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant’s payment history and financial condition. The Company recorded a provision for losses against rental income for amounts that were not probable of collection.

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

Allowance for Doubtful Accounts—Going Concern Basis

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents were $9.7 million and $17.2 million at December 31, 2020 and 2019, respectively, and include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in operating accounts in major financial institutions, money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. At December 31, 2020 and 2019, the Company had no restricted cash.

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

The Company is subject to certain other taxes which are reflected as income tax expense in the consolidated statements of operations and comprehensive income (loss). Franchise taxes are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and estimated future taxes are included in liability for estimated expense in excess of estimated income during liquidation in the accompanying consolidated statement of net assets.

Earnings Per Share—Going Concern Basis

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

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in “rental income” on a prospective basis, compared to “property costs (including reimbursable)” for periods prior to January 1, 2019. Bad debt expense was $0.9 million for the eight months ended August 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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

As a lessor, our recognition of rental income remained consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concluded that the overall impact of the ASU had no material impact on the Company’s reported revenues, results of operations or financial position.

Note 4. Liability for Estimated Expense in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all income and expenses associated with implementing and completing the Plan of Liquidation. As a basis for our assumptions, although there can be no assurance that we will meet such timing, we currently expect to sell the remaining properties during 2021 and to complete our liquidation by June 30, 2022, although, with the impact that the recent pandemic has had on asset values, tenant liquidity and capital markets, there can be no assurance that we will be able to do so. The Company currently estimates that it will have expenses in excess of income during the liquidation. These amounts can vary significantly due to, among other things, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These amounts are estimated and are anticipated to be paid out and collected over the liquidation period.

Upon transition to the liquidation basis of accounting on September 1, 2019, the Company accrued the following income and expenses expected to be incurred during liquidation, had the following cash payments (receipts) in the four months ended December 31, 2019 and the fiscal year ended December 31, 2020 and has reclassified income earned, not yet received, to other assets and expenses incurred, not yet paid, to accounts payable and other liabilities in the accompanying consolidated statement of net assets (in thousands):

	September 1, 2019	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Reclassification for Expenses Incurred and Income Earned	December 31, 2019
Assets:
Rental income (1)	$7,594	$(6,253)	$487	$(790)	$1,038
Liabilities:
Property costs (2)	(1,159)	922	(1,100)	64	(1,273)
General and administrative (3)	(27,620)	10,678	1,699	9,044	(6,199)
Related party fees (4)	(51,693)	49,857	836	83	(917)
Cost of real estate investment sales (5)	(4,981)	3,694	(1,335)	—	(2,622)

Total liability for estimated expense in excess of estimated income during liquidation	$(77,859)	$58,898	$587	$8,401	$(9,973)

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

	January 1, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Reclassification for Expenses Incurred and Income Earned	December 31, 2020
Assets:
Rental income (1)	$1,038	$(1,747)	$2,792	$—	$2,083
Liabilities:
Property costs (2)	(1,273)	344	323	154	(452)
General and administrative (3)	(6,199)	2,388	(1,016)	315	(4,512)
Related party fees (4)	(917)	678	239	—	0
Cost of real estate investment sales (5)	(2,622)	1,118	454	—	(1,050)

Total liability for estimated expense in excess of estimated income during liquidation	$(9,973)	$2,781	$2,792	$469	$(3,931)

(1)

The majority of the rental revenue collected for the year ended December 31, 2020 and all of the revenue accrued at December 31, 2020 relates to the three remaining properties. The Rental Income estimate was remeasured in 2020 after the master lease for the three remaining properties was terminated and the Trust executed new leases with affiliates of the prior tenants. As part of the lease termination agreement, past due rents and real estate tax reserves were settled.

(2)

The majority of the costs accrued at December 31, 2019 and paid during the fiscal year ended December 31, 2020 relate to the properties sold during the fiscal year ended December 2020. During the fiscal year ended December 31, 2020 the property costs estimate was remeasured to reflect (decreased) property costs at December 31. 2020. The December 31, 2020 balance of $0.5 million is related to expenses expected to be incurred on the remaining properties prior to their estimated sale in 2021

(3)

The payments for the fiscal year ended December 31,2020 primarily relate to legal, tax, accounting, consulting, Liquidating Trustee and non-related manager fees. General and administrative expenses aggregating $0.3 million have been reclassified to accounts payable and other liabilities in the accompanying consolidated statement of net assets for actual expenses incurred and not yet paid as of December 31, 2020. During 2020, the general and administrative expense estimate was remeasured to reflect increased costs expected to be incurred as a result of the extended timeline in which to sell the remaining properties and liquidate the Trust and a reclassification of manager fees out of related party fees. The December 31, 2020 balance of $4.5 million includes estimates for professional fees, accounting, tax, consulting, manager, and board of trustee fees, insurance, taxes, contingency, reserves and other costs of liquidation.

(4)

The payments of $0.7 million during the fiscal year ended December 31, 2020 relate to payments made to the Initial Manager pursuant to the Interim Management Agreement for services rendered in 2020. The Interim Management Agreement was terminated September 4, 2020 resulting in a remeasurement decrease of $0.2 million of fees. The current manager is not a related party of the Trust.

(5)

$1.1 million paid during the fiscal year ended December 31, 2020 relates to the eight properties sold during the year. In the fiscal year ended December 31, 2020, the cost of sales estimate was remeasured to reflect costs expected to be paid on the sale of the remaining three properties.

Note 5. Net Assets in Liquidation

Adoption of Liquidation Basis

The following is a reconciliation of shareholders’ deficit under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of September 1, 2019 (in thousands):

Shareholders’ deficit as of August 31, 2019	$(184,178)
Increase due to estimated net realizable value of investments in real estate	667,006
Decrease due to adjustment of assets and liabilities to net realizable value	(24,089)
Decrease due to obligation to redeem preferred shares	(3,654)
Liability for estimated expense in excess of estimated income during liquidation	(77,859)

Adjustment to reflect the change to the liquidation basis of accounting	561,404

Estimated value of net assets in liquidation as of September 1, 2019	$377,226

The net realizable value of investments in real estate for the Master Trust 2014 Sale, the sale of the property leased to Academy and one other property were adjusted to the signed sales agreements, which resulted in a net increase of $667.0 million. All three of these sales were completed in September 2019. In conjunction with these sales, the Master Trust 2014 debt was retired and the CMBS debt on the Academy property was assumed by the buyer. The net realizable value of the remaining 11 properties as of September 1, 2019 was derived using the sales comparable approach and the income capitalization approach, resulting in no change in value. Eight of the 11 properties were valued utilizing the sales comparable approach, specifically vacant sales comparables, using price per square foot ranging from $26.86 to $141.47. The remaining three assets were valued as of September 2019 utilizing the direct income capitalization rate approach, using capitalization rates ranging from 5.75% to 8.41%.

The adjustment of assets and liabilities to net realizable value was primarily comprised of a $29.0 million write-off of straight-line rent receivables and a $3.8 million write-off of lease-incentive intangibles, which were partially offset by the accrual of $5.2 million tax refund receivable of which $1.7 million was collected in 2020 and a $1.6 million write-off of property tax liability for the transfer of the liability to SVC in conjunction with the Master Trust 2014 Sale.

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

Changes in Net Assets

During the period from September 1, 2019 through December 31, 2019, $345.4 million, or $8.00 per share, of the net assets were distributed to common shareholders. Real estate assets were remeasured, resulting in an $11.7 million increase to the estimated net realizable value of the remaining 11 properties. For two of the remaining properties, the properties sold subsequent to December 31, 2019, the executed sales agreement was used for remeasurement in determining the net realizable value. For the remaining nine properties, the net realizable value was derived using broker opinions of value, with prices per square foot ranging from $27.93 to $587.50. The estimated liquidation values of our remaining properties as of December 31, 2019 were based on market conditions and assumptions as of that date, which preceded the global outbreak of a novel coronavirus (COVID-19) and its impact on the economy and real estate markets. The estimated liquidation value of our three remaining properties at December 31, 2020 was derived using a range of values, including brokers’ and the Liquidating Trustees’ opinions of value. The actual timing and amount of these future sales proceeds may differ materially from our current estimates, particularly because of the uncertainties surrounding COVID-19’s continuing impact on the operations of our tenants and real estate markets generally.

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

During the fiscal year ended December 31, 2020, eight of the 11 properties held at December 31, 2019 were sold for $21.0 million, and the three remaining properties were devalued due to the impact of COVID-19. This resulted in a remeasurement decrease in real estate assets of $1.4 million. The master lease for the 3 remaining properties was terminated and three new leases were executed with affiliates of the former tenant. An amount representing past due rent and real estate tax reserves was agreed upon and paid at the signing of the new leases. The new leases provide for a reduced base rent in addition to percentage rent for the period July 1, 2020 through December 1, 2020. Effective January 1, 2021, the full base rent is due. As of December 31, 2020, the tenants were current with their rent obligations pursuant to these leases.

Rental income was remeasured by $2.8 million to reflect the rents and reimbursed taxes received, the settlement payment received and to reflect the rental income and reimbursed taxes per the lease terms to be collected through the end of the liquidation period. General and administrative expenses were increased by $1.0 million related to costs in connection with the extended time line to sell the remaining three properties and liquidate the Trust such as increased legal, accounting, tax, consulting, contingency, rent reserve, management, trustee, insurance and other related fees. Property costs were decreased by $0.3 million. Related party fees were reduced by $0.2 million due to termination of the Interim Management Agreement and cost of real estate sales was reduced by $0.5 million to reflect the actual costs incurred and estimated costs of sales for the three remaining properties. The result was a net increase in liquidation value at December 31, 2020 of $1.4 million

The remaining undistributed net assets in liquidation of $44.1 million as of December 31, 2019 and $23.9 million at December 31, 2020 would result in liquidating distributions of approximately $1.02 and $0.55 per Trust Unit respectively. A return of capital distribution in the amount of $21.6 million or $0.50 per Trust Unit was made to holders of trust units on November 2, 2020. This estimate of liquidating distributions includes projections of timing and amounts of future sales, as well as costs and expenses to be incurred during the period required to complete the Plan of Liquidation as described in Note 4. There is inherent uncertainty with these projections, and they could change materially based on the timing and amount of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Note 6. Investments

Real Estate Investments

As of December 31, 2019, the Company’s net investment in real estate totaled approximately $37.5 million, representing investments in 11 owned properties.

Owned Properties

During the twelve months ended December 31, 2019 and December 31, 2020, the Company had the following owned real estate activity (dollars in thousands):

For the eight months ended August 31, 2019	Total Properties	Dollar Amount of Investments
(prior to liquidation basis)
Gross balance, December 31, 2018	876	$2,531,248
Acquisitions/improvements	—	5,891
Dispositions of real estate (1)(2)	(100)	(199,560)
Impairments	—	(38,655)
Write-off of intangibles	—	(48,112)

Gross balance, August 31, 2019	776	$2,250,812

Accumulated depreciation		(455,995)
Accumulated amortization		(58,413)
Other non-real estate assets held for sale		43

Net balance, August 31, 2019		$1,736,447

For the four months ended December 31, 2019
(post liquidation basis)
Net balance, September 1, 2019	776	$1,736,447
Net Adjustments to Realizable Value	—	678,725
Net Dispositions	(765)	(2,377,722)

Net balance, December 31, 2019	11	$37,450

(1)	For the eight months ended August 31, 2019, the net gains on the disposal of total properties was $1.7 million.
(2)	Includes 83 properties with a real estate investment of $167.6 million that were transferred to the lender under the Shopko CMBS Loan Agreement.

For the year ended December 31, 2020	Total Properties	Dollar Amount of Investments
Net balance, January 1, 2020	11	$37,450
Net Adjustments to Realizable Value	—	(1,415)
Net Dispositions	(8)	(21,035)

Net balance, December 31, 2020	3	$15,000

As of December 31, 2019 and December 31, 2020, all remaining assets are considered held for sale under liquidation basis of accounting.

Operating Leases

As of August 31, 2019, the Company held 771 properties under operating leases. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands) for 2019.

Eight Months Ended August 31,
2019
Base cash rent	$127,663
Variable cash rent (including reimbursables)	3,590
Straight-line rent, net of bad debt expense (1)	1,546
Amortization of lease intangibles (2)	13

Total rental income	$132,812

(1)	As a result of the Company’s adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 3 for additional detail.
(2)

Excludes amortization of in-place leases of $5.8 million for the eight months ended August 31, 2019, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Loans Receivable

During the twelve months ended December 31, 2019, the Company had the following loan activity (dollars in thousands):

For the eight months ended August 31, 2019	Mortgage Loans		Other Notes	Total Investment
(prior to liquidation basis)	Properties	Investment	Investment
Principal, December 31, 2018	8	$30,778	$34,416	$65,194
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	—	—	(34,416)	(34,416)
Write-off of principal balance	(2)	(2,888)	—	(2,888)

Principal, August 31, 2019	6	$27,890	$—	$27,890

For the four months ended December 31, 2019
(post liquidation basis)
Principal, September 1, 2019	6	$27,890	$—	$27,890
Principal payments and payoffs	(6)	(27,890)	—	(27,890)

Principal, December 31, 2019	—	$—	$—	$—

The mortgage loans were secured by single-tenant commercial properties and generally had fixed interest rates over the term of the loans. Other notes consisted of the Shopko B-1 Term Loan. A loan was placed on non-accrual status when the loan had become 60 days past due, or earlier if management determined that full recovery of the contractually specified payments of principal and interest was doubtful. While on non-accrual status, interest income was recognized only when received. In connection with Shopko’s bankruptcy filing in January 2019, Shopko filed pleadings asserting that any recovery under the Shopko B-1 Term Loan will be limited and may be impaired in full. Therefore, the Company recorded a full allowance for the Shopko B-1 Term Loan and placed the loan on non-accrual status as of December 31, 2018. The Company recovered the full principal balance owed during the eight months ended August 31, 2019. During the eight months ended August 31, 2019, the Company recorded interest income on loans receivable of $2.5 million on the B-1 Term Loan. There were no loans receivable outstanding in 2020.

Impairments

The following table summarizes total impairment (recoveries) recognized on the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands) in 2019.

Eight Months Ended August 31,
2019
Real estate and intangible asset impairment	$38,655
(Recoveries) provision for loan losses	(33,786)
Goodwill impairment and other	—

Impairment, net of recoveries for loan losses	$4,869

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

On January 16, 2019, the Company’s indirect wholly-owned subsidiaries as borrowers under the Shopko CMBS Loan Agreements defaulted on the loans when those entities ceased to make interest payments as a result of Shopko ceasing to pay its rent obligations following its bankruptcy filing. Upon the default, the full balance of principal outstanding under the loans immediately became due and payable and interest began accruing at the default rate of LIBOR plus 12.50% on the $125.0 million portion and LIBOR plus 18.00% on the $40.0 million mezzanine portion. On March 1, 2019, the Shopko Lenders foreclosed on the equity of the entity that owned the four property-owning subsidiaries. As a result of the foreclosure, the Company recognized a loss on debt extinguishment of $21.3 million during the eight months ended August 31, 2019. The components of the loss on debt extinguishment were $161.3 million of net investments and $21.2 million of restricted cash foreclosed, offset by $155.9 million of net debt and $5.3 million of accrued payables relieved.

Interest Expense

The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

Eight Months Ended August 31,
2019
Interest expense	$69,969
Non-cash interest expense:
Amortization of deferred financing costs	3,692
Amortization of debt discount	4,593

Total interest expense	$78,254

Note 8. Shareholders’ Equity and Redeemable Preferred Equity

The Company’s declaration of trust authorized it to issue 750,000,000 common shares of beneficial interest, $0.01 par value per share, and 20,000,000 preferred shares of beneficial interest, $0.01 par value per share. The board of trustees had the power, without shareholder approval, to increase or decrease the number of common shares the Company is authorized to issue. The Company became a Liquidating Trust on January 1, 2020 and the Company’s declaration of trust was no longer in effect.

Common Shares

SMTA was originally capitalized on November 17, 2017 with the issuance of 10,000 common shares of beneficial interest ($0.01 par value per share) for a total of $10,000.

On May 31, 2018, the distribution date, Spirit completed the Spin-Off of SMTA. On the distribution date, Spirit distributed on a pro rata basis one SMTA common share for every ten shares of Spirit common stock held by each of Spirit’s stockholders as of May 18, 2018, which was the record date. As a result, 42,851,010 SMTA common shares were issued on May 31, 2018.

On January 1, 2020, all of the outstanding common shares of SMTA were cancelled and are no longer outstanding. Also on January 1, 2020 each shareholder received one Trust Unit for each common share of SMTA then held of record by such shareholder. See Note 1 for further discussion.

SMTA Preferred Shares

In conjunction with the Spin-Off, SMTA issued to the Manager and one of its affiliates, also a wholly-owned subsidiary of Spirit, 6.0 million Series A preferred shares with an aggregate liquidation preference of $150.0 million (the “SMTA Preferred Shares”). Redemption value of the SMTA Preferred Shares is equal to the liquidation preference plus any accrued and unpaid dividends and redemption is under the control of SMTA unless a change of control event occurs, as defined in the SMTA Preferred Shares agreements. Therefore, as redemption may occur outside the control of SMTA, the SMTA Preferred Shares are classified as temporary equity.

The SMTA Preferred Shares pay cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). In September 2019, all 6.0 million shares of 10.0% SMTA Preferred Shares were repurchased for the full liquidation preference of $150.0 million.

SubREIT Preferred Shares

Prior to the Spin-Off, in exchange for property, SubREIT issued to the Manager 5,000 shares of Series A preferred shares with an aggregate liquidation preference of $5.0 million (the “SubREIT Preferred Shares”). The Series A SubREIT Preferred Shares pay cash dividends at the rate of 18.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $45.00 per share on a quarterly basis and $180.00 per share on an annual basis). On December 19, 2018, SubREIT issued 125 Shares of Series B SubREIT Preferred Shares with an aggregate liquidation preference of $125 thousand. Series B SubREIT Preferred Shares pay cash dividends at the rate of 12.0% per annum on the liquidation preference of $1,000.00 per share (equivalent to $30.00 per share on a quarterly basis and $120.00 per share on an annual basis).

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

Dividends Declared

During the year ended December 31, 2019, the Company’s board of trustees declared the following dividends for SMTA Preferred Shares and SMTA common shares, and SubREIT’s Board of Directors declared the following dividends for SubREIT Preferred Shares:

2019	Declaration Date	Dividend Per Share	Record Date	Total Amount (in Thousands)	Payment Date
Preferred Shares
SMTA Preferred Shares	March 5, 2019	$0.625	March 15, 2019	$3,750	March 29, 2019
SubREIT Series A Preferred Shares	February 28, 2019	$45.000	March 15, 2019	$225	March 29, 2019
SMTA Preferred Shares	May 1, 2019	$0.625	June 14, 2019	$3,750	June 28, 2019
SubREIT Series A Preferred Shares	May 23, 2019	$45.000	June 14, 2019	$225	June 28, 2019
SubREIT Series B Preferred Shares	May 29, 2019	$64.000	June 14, 2019	$8	June 28, 2019
SMTA Preferred Shares	July 1, 2019	$0.625	September 13, 2019	$3,750	September 20, 2019
SubREIT Series B Preferred Shares	September 30, 2019	$30.330	September 30, 2019	$4	September 30, 2019
SubREIT Series A Preferred Shares	August 1, 2019	$45.000	September 13, 2019	$225	October 1, 2019

Common Shares
SMTA Common Shares	March 5, 2019	$0.330	March 29, 2019	$14,218	April 15, 2019
SMTA Common Shares	May 1, 2019	$0.330	June 28, 2019	$14,243	July 15, 2019
SMTA Common Shares	October 3, 2019	$8.000	October 14, 2019	$345,424	October 23, 2019

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

The Company was a lessee under five long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of December 31, 2018. Total rental expense included in property costs (including reimbursable) amounted to $0.3 million for the eight months ended August 31, 2019. Certain of the ground lease rental expenses were reimbursed by unrelated third parties, and the corresponding rental revenue was recorded in rentals on the accompanying consolidated statements of operations and comprehensive income (loss). Four of these ground leases were included in the foreclosure of the Shopko entities and the remaining obligation transferred. The remaining ground lease obligation was included in the Master Trust 2014 Collateral Pool and sold on September 20, 2019.

As of December 31, 2020, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position.

As of December 31, 2020, the Company had no outstanding commitments to fund improvements or construction on properties the Company currently owns, nor any commitments to acquire new properties.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2020, no accruals have been made.

Note 10. Segments

Prior to the completion of the Master Trust 2014 Sale in September 2019, management viewed the operations of the Company as two separate segments-Master Trust 2014 and Other Properties-and made operating decisions based on these two reportable segments. Subsequent to the adoption of the Plan of Liquidation, the Company no longer makes operating decisions or assesses performance in separate segments as all remaining assets and liabilities are held for sale.

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

The performance of the reportable segments prior to the Master Trust 2014 Sale was not comparable with the Company’s consolidated results, nor necessarily comparable with similar information for any other REITs. Additionally, because of the interrelationship of the segments prior to the Master Trust 2014 Sale, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Segment results for the eight months ended August 31, 2019 are as follows (in thousands):

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

Dispositions by reportable segment are as follows (dollars in thousands):

	Year Ended December 31, 2019
	Properties	Gross Proceeds
Master Trust 2014 (1)	784	$2,416,445
Other Properties (2)	87	112,805

Total	871	$2,529,250

(1)	Includes 769 owned and financed properties disposed on September 20, 2019 in the Master Trust 2014 Sale. See Note 7 for further discussion.
(2)	Includes 83 properties disposed during the year ended December 31, 2019, which relieved Shopko CMBS debt in lieu of generating cash proceeds. See Note 7 for further discussion.
(3)	Excludes three properties transferred to Spirit prior to the Spin-Off, see Note 13.

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

The following table summarizes restricted share activity under the 2018 Incentive Award Plan:

	2019
	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	149,852	$11.04
Shares granted	163,693	7.33
Shares vested	(313,545)	9.10
Shares forfeited	—	—

Outstanding non-vested shares, end of year	—	$—

(1)	Based on grant date fair values.

Market-Based Awards

During the year ended December 31, 2019, the Company granted approximately 32 thousand shares under market-based awards to the principal executive officer of the Company. The performance period of these grants runs through December 31, 2021. Awards vest in three annual tranches beginning December 31, 2019 and ending December 31, 2021. Potential common shares that the participant is eligible to receive is based on performance goals related to total shareholder return achieved by the Company during the performance period. During the year ended December 31, 2019, the market-based awards were accelerated in conjunction with shareholder approval of the Master Trust 2014 Sale and were earned at 200% of the target amount, which resulted in 64 thousand market-based awards issued. The Company had no outstanding market-based awards as of December 31, 2019.

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

As of December 31, 2020 and 2019, the Company had no remaining unamortized share-based compensation expense as all restricted share awards and market-based awards had vested and paid out.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

Eight Months Ended August 31,
2019
Basic and diluted (loss) income:
Net (loss) income and total comprehensive (loss) income	$(56,847)
Less: dividends paid to preferred shareholders	(10,611)
Less: dividends declared on unvested restricted shares	(120)

Net (loss) income attributable to common shareholders used in basic and diluted (loss) income per share	$(67,578)

Basic weighted average common shares outstanding:
Weighted average common shares outstanding	43,112,164
Less: Unvested weighted average restricted shares	(173,387)

Weighted average common shares outstanding used in basic (loss) income per share	42,938,777

Net (loss) income per share attributable to common shareholders	$(1.57)
Dilutive weighted average common shares:
Weighted average common shares outstanding used in diluted (loss) income per share	42,938,777

Net (loss) income per share attributable to common shareholders - diluted	$(1.57)
Total potentially dilutive common shares (1)	107,115

(1)

For the eight months ended August 31, 2019, potential dilutive shares consisted of unvested restricted shares and market-based awards. For the year ended December 31, 2018, there were no adjustments to the weighted average number of common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

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

Asset Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Manager provided various services subject to the supervision of SMTA’s board of trustees, including, but not limited to: (i) performing all of SMTA’s day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. As compensation for these services, the Manager was entitled to a management fee of $20 million per annum, payable monthly in arrears. Under certain circumstances, the Manager was also entitled to a promoted interest fee based on the total shareholder return of SMTA’s common shares during the relevant period, as well as a termination fee. On June 2, 2019, concurrently with the execution of the agreement for the Master Trust 2014 Sale, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. Pursuant to the termination agreement, the Company paid the Manager a termination fee of $48.2 million and the Manager waived its right to receive any promoted interest fee as otherwise provided for under the Asset Management Agreement, resulting in a net reversal of $0.8 million in promoted interest expense for the eight months ended August 31, 2019. The Manager also waived its rights to receive management fees for a 180-day notice period and subsequent eight-month transition services period provided for in the Asset Management Agreement. On June 2, 2019, the Company and the Manager also entered into an Interim Management Agreement, which became effective September 20, 2019, which provides that the Manager is entitled to an annual management fee of $1 million for the initial one-year thereof, plus certain cost reimbursements. The Interim Management Agreement was terminable at any time by the Company and, upon a six month notice period, at any time after March 18, 2020 by the Manager, in each case without payment of a termination fee. On March 18, 2020, the Manager notified the Liquidating Trust that it intended to terminate the Interim Asset Management Agreement on September 14, 2020. Asset management fees of $13.3 million were incurred during the eight months ended August 31, 2019, which are included in related party fees in the consolidated statements of operations and comprehensive income (loss). Additionally, under the terms of the Asset

Management Agreement, the Company recognized related party fees of $0.5 million for stock compensation awarded by SMTA to its principal executive officer for the eight months ended August 31, 2019. At December 31, 2019, asset management fees of $0.1 million are included in accounts payable and $0.9 million are included in the liability for estimated expense in excess of estimated receipts during liquidation in the accompanying statement of net assets. During the fiscal year ended December 31, 2020, $0.7 million of this amount was paid and $0.2 million was reduced in a remeasurement upon the termination of the Interim Management Agreement on September 4, 2020. Walker, Truesdell, Roth & Associates, Inc. became the manager effective September 4, 2020. See Note 1 for more information.

Property Management and Servicing Agreement

The Manager provided property management services and special services for Master Trust 2014 under the terms of the Property Management and Servicing Agreement dated May 20, 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 Collateral Pool other than specially serviced assets, which accrued daily at 0.75% per annum. Property management fees of $4.0 million were incurred during the eight months ended August 31, 2019. Additionally, special servicing fees of $1.1 million were incurred during the eight months ended August 31, 2019. The property management fees and special servicing fees are included in related party fees in the consolidated statements of operations and comprehensive income (loss). In conjunction with the Master Trust 2014 Sale, the notes were satisfied and discharged on September 20, 2019 and the Property Management and Servicing Agreement was terminated.

Related Party Loans Receivable

Prior to September 20, 2019, the Company had four mortgage loans receivable where wholly-owned subsidiaries of Spirit were the borrower, and the loans were secured by six single-tenant commercial properties. These mortgage loans, which had a weighted average stated interest rate of 1.00%, were entered into by entities under common control of Spirit in conjunction with the issuance of the Series 2014 notes of Master Trust 2014 because the underlying properties did not qualify to be held directly as collateral by Master Trust 2014 under its governing agreements. The mortgage notes generated $0.2 million of interest income for the eight months ended August 31, 2019, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income (loss). In conjunction with the Master Trust 2014 Sale, the remaining balance of the related party loans payable was repaid to the Company in full.

Related Party Notes Payable

In conjunction with the Series 2017-1 notes issuance completed in December 2017, a subsidiary of Spirit, as sponsor of the issuance, retained a 5% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. Interest expense on the consolidated statements of operations and comprehensive income (loss) includes $1.1 million for the eight months ended August 31, 2019. In conjunction with the Master Trust 2014 Sale, the outstanding principal balance of $33.5 million was paid in full, plus an early repayment premium of $0.9 million was paid by SVC to the Manager in relation to these notes.

Related Party Transfers and Acquisitions

There were no related party transfers during the years ended December 31, 2020 and 2019.

Note 14. Engagement Letter with WTR

The Engagement Agreement with WTR provides that WTR receive a fee of $25,000 per month for each of the first three months to act as manager of the Liquidating Trust and $20,000 per month thereafter, with certain services being charged on an hourly rate to be paid in addition to the $20,000 base monthly payment. The Liquidating Trustees and WTR subsequently agreed that the Liquidating Trust would pay a flat fee of $25,000 per month after the first three months in lieu of having WTR charge hourly for certain other services. The Engagement Agreement may be terminated by WTR or the Liquidating Trust on 30 days’ written notice.

Under the terms of the Engagement Agreement, WTR has responsibility for our day-to-day affairs, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Liquidating Trustees, manages our remaining properties and renders other services deemed appropriate by the Liquidating Trustees. We do not have any employees. The individuals who perform services under the Engagement Agreement are employees of, or consultants retained by, WTR or its affiliates. This description of our Engagement Agreement is qualified in its entirety by the text of the Engagement Agreement, which has been included as an exhibit to this Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Act, an evaluation as of December 31, 2020, was conducted under the supervision and with the participation of our Liquidating Trustees of the effectiveness of SMTA’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Act). Based on this evaluation, the Liquidating Trustees concluded that SMTA’s disclosure controls and procedures as of December 31, 2020 were effective for the purpose stated above.

Management’s Report on Internal Control Over Financial Reporting

The Liquidating Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 14d-15(f) under the Act. Based on the evaluation of the Liquidating Trustees, the Liquidating Trustees concluded that SMTA’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Liquidating Trust’s internal control over financial reporting that occurred in the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting.

The Liquidating Trustees’ assessment of the effectiveness of our internal controls over financial reporting was not audited. The Liquidating Trustees’ report is not subject to attestation pursuant to the rules of the SEC.

Item 9B. Other Information

Not applicable.

Item 10. Trustees, Executive Officers and Corporate Governance

Corporate Governance

WTR manages the day-to-day affairs of the Liquidating Trust and the liquidation of the assets of the Liquidating Trust, at all times subject to the supervision of the Liquidating Trustees. The Liquidating Trustees have the power and authority to perform any and all acts necessary or desirable to accomplish the purposes of the Liquidating Trust, including the power to contract with third parties to assist with the management of our operations.

The following biographical description sets forth information with respect to our Liquidating Trustees as of March 15, 2021, each of whom was a trustee of the Liquidating Trust during 2020.

Name	Age	Position
Steven G. Panagos	59	Liquidating Trustee
Steven H. Shepsman	68	Liquidating Trustee
Richard J. Stockton	50	Liquidating Trustee
Thomas J. Sullivan	58	Liquidating Trustee

Steven G. Panagos, 59, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Panagos served on the board of trustees of SMTA, and as Chair of its Nominating and Corporate Governance Committee and as a member of its Compensation Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Panagos also serves as a board member and Plan Administrator for Old Copper Company, Inc., f/k/a JC Penney Company, Inc. In addition, Mr. Panagos serves on the board of Tops Markets and has formerly served on the boards and special committees for numerous companies going through sale or restructuring transactions. Mr. Panagos previously served as Managing Director and Vice Chairman of the Recapitalization & Restructuring Group at Moelis & Company until his retirement in July 2019. Mr. Panagos has a long and distinguished career of leading complex bankruptcies and reorganizations for both companies and their creditors across a broad spectrum of industries. Mr. Panagos has restructured more than $100 billion worth of debt across more than 80 situations and has provided expert testimony regarding valuation and restructuring matters. Prior to joining Moelis & Company, Mr. Panagos was the National Practice Leader of Kroll Zolfo Cooper’s Corporate Advisory & Restructuring Practice where, among other roles, served as interim chief executive officer and chief restructuring officer of Penn Traffic Supermarkets (2003-2004); president and chief operating officer of Krispy Kreme Doughnuts (2005-2006) and chief restructuring officer and member of the special committee of the board of directors of Metromedia Fiber Network (2002-2003). Mr. Panagos received a Bachelor of Science degree in Accounting and Finance from the University of Michigan. He was formerly a certified public accountant. Mr. Panagos was selected to serve as a trustee on the board of trustees of SMTA and asked to continue to serve as a Liquidating Trustee, based on his extensive experience with restructurings and his other qualifications and skills.

Steven H. Shepsman, 68, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Shepsman served on the board of trustees of SMTA, and as Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Shepsman has been an executive managing director of New World Realty Advisors, a real estate investment and advisory firm specializing in real estate restructurings, development and finance, since its inception in 2009. Amongst his other assignments, Mr. Shepsman served as chair of the Official Committee of Equity Holders in the Chapter 11 bankruptcy proceedings of General Growth Properties, Inc. Previously, as a principal at the manager of a real estate fund, Mr. Shepsman had oversight responsibility for the fund’s due diligence and acquisition of investment platforms and subsequent asset acquisitions, financings and dispositions. Mr. Shepsman currently serves as a member of the board of directors of the Howard Hughes Corporation and as chairperson of the audit committee and as a member of the nominating and corporate governance committee and risk committee. Earlier in his career, Mr. Shepsman, a certified public accountant, was a managing partner of Kenneth Leventhal and Company and of Ernst & Young LLP’s Real Estate Practice. Mr. Shepsman is a trustee of The University of Buffalo Foundation and a member of the Dean’s Advisory Council for its School of Management. Mr. Shepsman received a Bachelor of Science degree in Management from the University of Buffalo. Mr. Shepsman was selected to serve as a trustee on the board of trustees of SMTA, and asked to continue to serve as a Liquidating Trustee, based on his extensive professional accounting and financial experience and expertise, including in the real estate industry, which enable him to provide key contributions to the board of trustees on financial, accounting, corporate governance and strategic matters.

Richard J. Stockton, 50, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2020. Mr. Stockton served on the board of trustees of SMTA, and as its lead independent trustee, and as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Stockton has served as Chief Executive Officer of Braemar Hotels & Resorts(formally Ashford Hospitality Prime) since November 2016 and as President since April 2017. Mr. Stockton spent over 15 years at Morgan Stanley in real estate investment banking where he rose from associate to managing director and regional group head. At Morgan Stanley, he was head of EMEA Real Estate Banking in London, executing business across Europe, the Middle East and Africa. He was also appointed co-head of the Asia Pacific Real Estate Banking Group, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai. He left Morgan Stanley in 2013 to become president and chief executive officer—Americas for OUE Limited, a publicly listed Singaporean property company with over $5 billion in assets. Most recently, Mr. Stockton served as global chief operating officer for Real Estate at Carval Investors, a subsidiary of Cargill with approximately $1 billion in real estate investments in the United States, Canada, United Kingdom and France. Mr. Stockton received a Bachelor of Science degree from the School of Hotel Administration at Cornell University and a Masters in Business Administration in Finance and Real Estate from The Wharton School at the University of Pennsylvania. Mr. Stockton was selected to serve as a trustee on the board of trustees of SMTA, and was asked to continue to serve as a Liquidating Trustee, based on his extensive experience in the real estate industry and his other qualifications and skills.

Thomas J. Sullivan, 58, has served as a Liquidating Trustee of the Liquidating Trust since the Liquidating Trust’s establishment on January 1, 2010. Mr. Sullivan served on the board of trustees of SMTA, and as Chair of its Compensation Committee and as a member of its Audit Governance Committee from May 2018 until SMTA’s dissolution on January 1, 2020 in connection with the establishment of the Liquidating Trust. Mr. Sullivan has served as a partner with Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, since June 2016 where he is responsible for portfolio management of Standard General’s SG Special Situations Fund L.P. Mr. Sullivan has also served as the chairman of the board of directors of NewHold Investment Corp., a special purpose acquisition company, since September 2020. Prior to joining Standard General L.P., Mr. Sullivan was the managing partner of Smallwood Partners, LLC, a financial advisory services firm (2009-2015) and a managing director of Investcorp International, Inc., a global middle market private equity firm (1996-2008). He has served on numerous boards and committees over the prior twenty years. Most recently, Mr. Sullivan served as a member of the board of directors, including as a member of the audit committee, finance committee and budget advisory committee, of Media General Inc. from November 2013 to February 2017. Additionally, Mr. Sullivan served as a member of the board of directors, lead director of the suitability committee and chairperson of the nominating and governance committee of American Apparel Inc. from August 2014 to March 2016. Mr. Sullivan has been nominated for election to the board of directors of Spirit Realty, Inc., an affiliate of the Initial Manager, and the shareholder vote for the election of Mr. Sullivan to the board of directors is expected to take place at the next annual shareholder meeting for Spirit Realty, Inc. Mr. Sullivan received a Bachelor of Business Studies from Villanova University. Mr. Sullivan was selected to serve as a trustee on the board of trustees of SMTA and was asked to continue to serve as a Liquidating Trustee, based on his extensive operating and financial management experience, including in the financial services industry.

Liquidating Trustees Leadership Structure and Roles

The Liquidating Trust Agreement vests in the Liquidating Trustees the authority to manage the Liquidating Trust. Any of the Liquidating Trustees, individually or acting together, may:

•	call meetings of the Liquidating Trustees;

•	set, and approve, the agenda and schedules of the meetings in consultation with WTR;

•	engage with Trust Unit holders; and

•	preside over all meetings of the Liquidating Trustees.

In the event of any disagreement among the Liquidating Trustees as to whether or not any action should be taken, the decision of a majority of the Liquidating Trustees shall prevail.

2020 Meetings Attendance of the Board of Trustees

The Liquidating Trustees held a total of 27 meetings in 2020. Evidencing a strong commitment to the Liquidating Trust, the Liquidating Trustees collectively attended 96% of the Liquidating Trust board meetings held during 2020.

How to Communicate with the Liquidating Trustees

Liquidating Trust unitholders and other parties interested in communicating directly with us on any Liquidating Trust-related issues may do so by submitting an email to investorrelations@smtaliquidatingtrust.com. Additionally, Liquidating Trust unitholders and other parties interested in communicating directly with the Liquidating Trustees, individually or as a group, may do so by submitting an email to investorrelations@smtaliquidatingtrust.com. Communications addressed to the Liquidating Trustees are screened internally for appropriateness before being distributed to the Liquidating Trustees, or to any individual trustee or trustees, as applicable.

Audit Committee

The Liquidating Trust is not required to, and does not have, a formal audit committee or any other formal committee that performs similar functions and, as a result, has not established an audit committee or formally designated an audit committee financial expert. However, Messrs. Steven H. Shepsman, Thomas J. Sullivan and Richard J. Stockton, the former members of the Audit Committee of SMTA, assist the Liquidating Trustees in overseeing the Liquidating Trust in:

•	its financial reporting and internal control activities, including the integrity of its financial statements; and

•	its compliance with legal and regulatory requirements.

Code of Ethics

The Liquidating Trust is not required to adopt, and has not adopted, a formal code of ethics. The Liquidating Trust is committed to ethical conduct and expects the Liquidating Trustees to promote honest and ethical conduct and act with integrity and conduct themselves, and the operations of the Liquidating Trust, in a way that protects the Liquating Trust’s reputation for fairness and honesty, including full and fair disclosure in reports to the SEC and compliance with applicable governmental laws and regulations.

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

Risk Management

While the Manager has primary responsibility for identifying and managing the Liquidating Trust’s exposure to risk, the Liquidating Trustees play an active role in overseeing the processes we establish to assess, monitor and mitigate that exposure. The Liquidating Trustees routinely discuss with the Manager the most effective way to wind up the affairs of the Liquidating Trust as promptly as reasonably possible. At Liquidating Trustee meetings, the Liquidating Trustees receive information and presentations from the Manager and third-party experts regarding specific areas of risk identified in the process of winding up the Liquidating Trust’s affairs, from which they engage in further analyses and dialogue. This process enables the Liquidating Trustees to focus on the strategic, financial, operational, legal, regulatory and other risks that are most significant to the winding up of the Liquidating Trust and ensures that the Liquidating Trustees’ enterprise risks are well understood, mitigated (to the extent reasonable) and consistent with the Liquidating Trustees’ view of our risk profile and tolerance.

Item 11. Executive Compensation

Compensation Matters Beginning January 1, 2020

As a Liquidating Trust, since our formation on January 1, 2020, we have had no executive officers or employees. Our day-to-day management is performed by the Manager. We pay the Manager fees and reimburse its expenses pursuant to the Engagement Letter, as further described under “Item 1—Business—The Manager”. We do not currently intend to hire or compensate any executive officers or other employees. Mr. Rodriguez, our former Chief Executive Officer, President, Chief Financial Officer and Treasurer, was an employee of Spirit and, in that capacity, continued to provide services to the Liquidating Trust. For 2020, Mr. Rodriguez received compensation in the form of an annual base salary of $89,353 and a bonus of $257,750, and an affiliate of Mr. Rodriguez received a fee of $125,000, which was approved by the Liquidating Trustees. Other than as specified herein, the Liquidating Trust has no compensation arrangements with Mr. Rodriguez, nor does it provide any employee benefits or perquisites.

Fees Payable to the Liquidating Trustees

The Liquidating Trustees are entitled to receive compensation for their services as Liquidating Trustees comparable to the fees paid by SMTA when the Liquidating Trustees served on the board of trustees of SMTA, consisting of reasonable meeting fees or quarterly or annual retainer fees or a combination of such fees, as determined by the Liquidating Trustees. Each of the Liquidating Trustees will be reimbursed from the Liquidating Trust’s assets for all expenses reasonably incurred, and appropriately documented, by such Liquidating Trustee in the performance of that Liquidating Trustee’s duties. We compensate each of our Liquidating Trustees with an annual retainer of $125,000 and pay each of our Liquidating Trustees $1,500 for each Liquidating Trustee meeting attended in excess of six meetings per year. For the fiscal year ended December 31, 2020, Messrs. Shepsman, Stockton and Sullivan each earned cash fees in the amount of $159,500, and Mr. Panagos earned cash fees in the amount of $158,000.

Compensation Discussion and Analysis

Because the Engagement Agreement with our Manager provides that it will assume principal responsibility for managing our affairs and liquidating our assets in accordance with our Plan of Liquidation, we have no employees and no executive officers and therefore no compensation is paid to any executive officers.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or other committee that performs similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

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

Interim Management Agreement

Under the Interim Management Agreement, the Initial Manager agreed to provide external management services for an initial annual term beginning September 20, 2019 for $1 million, plus certain cost reimbursements. Pursuant to the Interim Management Agreement, the Liquidating Trust was responsible for the cost to the Initial Manager of a portion of Mr. Rodriguez’s base salary, and with the approval of its trustees, Mr. Rodriguez’s cash and equity incentive compensation. Until September 4, 2020, the Initial Manager was responsible for our day-to-day affairs, administered our accounting and bookkeeping functions, served as a consultant in connection with policy decisions to be made by the Liquidating Trustees, managed our remaining properties and rendered other services deemed appropriate by the Liquidating Trustees. The individuals who performed services under the Interim Management Agreement were employees of the Initial Manager or its affiliates. See “Item 1—Business—The Manager” for a discussion of the Interim Management Agreement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2). Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K.

(b) Exhibits.

Exhibit No.	Description

3.1	Liquidating Trust Agreement, dated January 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 2, 2020 and incorporated herein by reference.

10.1*	Engagement Letter, by and between SMTA Liquidating Trust and Walker, Truesdell, Roth & Associates, Inc.

21.1*	List of Subsidiaries.

31.1*	Certification of Trustee pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SMTA LIQUIDATING TRUST

(Formerly known as Spirt MTA REIT)

Schedule I

Real Estate and

Accumulated Depreciation

(Amounts in thousands)

	2020	2019
Land, buildings, and improvements
Balance at the beginning of the year	$37,450	$2,397,482
Additions:
Acquisitions, contributions, capital expenditures, and reclassifications from held for sale and deferred financing leases	—	11,036
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	(21,035)	(2,307,674)
Reclassifications to held for sale	—	—
Impairments and basis reset due to impairment	—	(74,129)
Liquidation adjustment	(1,415)	10,735

Gross Real Estate Balance at close of the year	$15,000	$37,450

Accumulated depreciation and amortization
Balance at the beginning of the year	$—	$(459,615)
Additions:
Depreciation expense, contributions and reclassifications from held for sale	—	(41,893)
Deductions:
Dispositions and transfers of land, buildings, and improvements and other adjustments including basis reset due to impairment	—	463,449
Reclassifications to held for sale	—	36,654
Liquidation adjustment	—	1,405

Balance at close of the year	$—	$—
Net Real Estate Investment	$15,000	$37,450

SMTA LIQUIDATING TRUST

(Formerly known as Spirt MTA REIT)

Schedule II

Mortgage Loans on Real Estate

(Amounts in thousands)

	2020	2019
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$—	$29,479
Additions during period
New mortgage loans	—	—
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	—	(27,890)
Write-off due to Shopko foreclosure	—	(1,589)
Amortization of premium	—	—

Mortgage loans receivable December 31,	—	—

Mortgage loan loss provisions	—	—

Total mortgage loans receivable, net	$—	$—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SMTA Liquidating Trust

By:	/s/ Richard J. Stockton
Name:	Richard J. Stockton
Title:	Trustee

Date: March 26, 2021

Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Steven G. Panagos	Trustee	March 26, 2021

/s/ Steven H. Shepsman	Trustee	March 26, 2021

/s/ Richard J. Stockton	Trustee	March 26, 2021

/s/ Thomas J. Sullivan	Trustee	March 26, 2021